Form 10-Q
period 2010-12-31
LOUISIANA FOOD Co
filed 2011-02-22
CIK 1500894

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2010
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 333-169924

Louisiana Food Company
(Exact name of registrant as specified in its charter)

NEVADA	27-3257760
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

917 Third Street, Norco, Louisiana 70079
(Address of principal executive offices, including zip code)
(877) 732-2143
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of February 18, 2011, there were 27,080,000 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
Louisiana Food Company
Balance Sheets as of December 31, 2010 (unaudited), and September 30, 2010	3
Statements of Operations For the Three Months Ended December 31, 2010, and the Period from Inception (August 17, 2010) to December 31, 2010	4
Statements of Cash Flows For the Three Months Ended December 31, 2010, and the Period from Inception (August 17, 2010) to December 31, 2010	5
Notes to Financial Statements	6

LOUISIANA FOOD COMPANY (A Development Stage Company)
BALANCE SHEETS
December 31, 2010, and September 30, 2010
12/31/10 (unaudited)	9/30/10
ASSETS
Current assets
Cash and cash equivalents	$12,228	$22,353
Accounts receivable	543	---
Inventory	5,031	5,031
Deposits	603	603
Total current assets	18,405	27,987
Equipment, net of accumulated depreciation of $167 and $55	1,778	1,945
Intangible assets	10,483	10,483
Total assets	$30,666	$40,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Commitments and contingencies	–	–
Stockholders’ equity
Preferred stock, $.001 par value: 5,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2010, and September 30, 2010	$ ---	$ ---
Common stock, $.001 par value: 50,000,000 shares authorized; 26,830,000 and 25,700,000 shares issued and outstanding as of December 31, 2010, and September 30, 2010, respectively	26,830	25,450
Additional paid-in capital	79,546	65,326
Subscription receivable	---	(15,000)
Deficit accumulated during development stage	(75,710)	(35,361)
Total stockholders’ equity	30,666	40,415
Total liabilities and stockholders’ equity	$30,666	$40,415
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2010, and the Period from Inception (August 17, 2010) to December 31, 2010
Three Months Ended 12/31/10 (unaudited)	Period from Inception (8/17/10) to 12/31/10 (unaudited)
Revenues	$668	$668
Cost of sales	(234)	(234)
Gross profit	434	434
Expenses:
Compensation	---	4,138
Consulting	12,520	23,280
Legal and professional	3,500	20,138
Depreciation and amortization	167	222
Corporate expenses	3,344	4,400
Rent	1,725	2,194
General and administrative	19,527	21,672
Total operating expenses	40,783	76,584
Loss before income taxes	(40,349)	(75,710)
Provision for income taxes	---	---
Net loss	$(40,349)	$(75,710)
Loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic and diluted	26,162,667	26,162,667
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2010, and the Period from Inception (August 17, 2010) to December 31, 2010
Three Months Ended 12/31/10 (unaudited)	Period from Inception (8/17/10) to 12/31/10 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,349)	$(75,710)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	167	222
Non-cash operating expenses	---	25,776
(Increase) in accounts receivable	(543)	(543)
(Increase) in deposits	---	(603)
(Increase) in inventory	---	(2,514)
Net cash used for operating activities	(40,725)	(53,372)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	---	(2,000)
Net cash used in investing activities	---	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	15,600	67,600
Subscription receivable	15,000	---
Net cash provided by financing activities	30,600	67,600
NET CHANGE IN CASH	(10,125)	12,228
Cash, beginning of period	22,353	---
Cash, end of period	$12,228	$12,228
Supplemental disclosure:
Interest paid	$---	$ ---
Income taxes paid	$---	$ ---
Non-cash financing and investing activities	$---
Stock issued for services	$---	$20,000
Stock issued for inventory and intangible asset	$---	$13,000
Stock issued for bonus	$---	$2,500
Warrants issued for services	$---	$3,276
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 (unaudited)
NOTE 1. THE COMPANY
Louisiana Food Company (the “Company”) was incorporated in the State of Nevada on August 17, 2010 (Inception). The Company’s focus is on the development and commercial exploitation of food-related business opportunities in the State of Louisiana. To date, the Company has developed a line of specialty packaged dry products, a line of specialty pasta sauces and a line of specialty coffee products, and sells these specialty food product lines to distributors, retailers and over the Internet. Because each of the Company’s products is produced locally in Louisiana, the Louisiana Department of Agriculture and Forestry has granted the Company a license to affix the Department’s “Certified” logos on the Company’s products. The Company’s leased headquarters and kitchen facilities are located within a food technology incubator established by the River Parish Community Development Corporation which offers the Company extremely economic access to FDA-approved commercial kitchen facilities.

Liquidity and Management Plans
At December 31, 2010, the Company had cash and cash equivalents of $12,228, working capital of $18,405 and an accumulated deficit during the development stage of $75,710. Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through September 30, 2011, including minimization of discretionary expenditures, maintenance of no liabilities, commitment to a minimal office lease of $200 per month for one year, and use of health code compliant kitchen facilities on an hourly basis to handle its sales orders on an as needed basis. The Company is seeking additional equity funds to support operations through a direct public stock offering. Management believes that these actions will enable the Company to meet its working capital needs through September 30, 2011.

Going Concern
The Company has incurred losses totaling $75,710 from its Inception through December 31, 2010, and had limited working capital at December 31, 2010. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital through a direct public offering.

There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing to support the Company’s working capital requirements. To the extent that funds generated from a direct public offering are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations or execute its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited interim financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (SEC File No. 333-169924).

Revenue Recognition
The Company derives its revenue from sales of its food and coffee products. The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Under the authoritative guidance, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred and services have been rendered, the sales price is determinable and collectability is reasonable assured. Sales are recorded net of discounts, rebates and returns.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Outstanding account balances are reviewed individually for collectability. Bad debt expense is included in general and administrative expenses. To date, the Company has not charged off any balances, as all of its accounts receivable are currently not of an “aged” nature.

The Company does not have any off-balance-sheet credit exposure to its customers.
NOTE 3. RELATED-PARTY TRANSACTIONS
The Company was formed pursuant to a pre-incorporation agreement. The Company’s President was a party to this agreement and was, upon formation of the Company and in accordance with the pre-incorporation agreement, issued 13,000,000 shares of Company common stock and 2,000,000 warrants to purchase a like number of shares at an exercise price of $.10 per share. The Company received items of personal and intellectual property in exchange for its shares of common stock. The Company’s Board of Directors determined that the aggregate value of the items of property was $13,000, of which $2,517 has been recorded as inventory and $10,483 has been recorded as an intangible asset. The value of the warrants of $1,638 has been included in compensation expense, during the period from Inception to December 31, 2010.

The Company’s legal counsel was also a party to the pre-incorporation agreement and is considered a promoter of the Company. Upon formation of the Company and in accordance with the pre-incorporation agreement, the Company’s legal counsel was issued 5,000,000 shares of Company common stock and 2,000,000 warrants to purchase a like number of shares at an exercise price of $.10 per share, in payment of $10,000 in legal services. The value of the warrants of $1,638 has been included in professional fees, during the period from Inception to December 31, 2010.

NOTE 4. DEPOSITS
At December 31, 2010, and September 30, 2010, deposits, comprised entirely of a utility security deposit, were $603.
NOTE 5. INTANGIBLE ASSETS
The Company’s intangible assets include trademarks, brand names and recipes of its food and coffee products acquired in exchange for the issuance of common stock. The Company’s intangible assets are not amortized because they have indefinite lives.

NOTE 6. CAPITAL STOCK
Common Stock Issued for Property
During the three months ended December 31, 2010, the Company did not issue shares of its common stock for property. During the period from Inception through September 30, 2010, the Company issued 13,000,000 shares of its common stock for items of personal and intangible property. Specifically, the Company received goods and recipes useful in its specialty food business. The Company’s Board of Directors determined that the aggregate value of the items of property was $13,000, of which $2,517 was determined to be inventory and $10,483 was determined to be recipes and brand names.

Common Stock Issued for Services
During the three months ended December 31, 2010, the Company did not issue shares of its common stock for services. During the period from Inception through September 30, 2010, the Company issued a total of 7,000,000 shares of its common stock for services to third-party consultants for services, resulting in $20,000 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of operations. The value of the transactions was determined based on value of shares of common stock issued as determined by the board of directors. As there are no performance commitments or penalties for non-performance, the Company recorded the expense at the date of issuance.

Common Stock Issued for Cash
In October 2010, the Company completed a private offering of its common stock. In this private offering, the Company sold 180,000 shares of its common stock for cash in the aggregate amount of $3,600, or $.02 per share.

In December 2010, the Company issued 1,200,000 shares of its common stock for cash in the total amount of $12,000.
During the period from Inception through September 30, 2010, the Company issued a total of 5,200,000 shares of its common stock for cash in the total amount of $52,000.
Subscription Receivable
At September 30, 2010, the Company had not received a total of $15,000 in payment of 1,500,000 shares of common stock sold. During October 2010, the Company received all $15,000 associated with such subscription receivable.

NOTE 7. WARRANTS TO PURCHASE COMMON STOCK
Outstanding Stock Warrants
In December 2010, the Company issued 240,000 stock warrants to a purchaser of common stock. The warrants allow the warrant holder to purchase 240,000 shares of common stock at a price of $0.10 per share. The two-year warrants expire in December 2012.

In August and September 2010, the Company issued warrants to two related-parties. The President, Mr. David Loflin, was issued 2,000,000 warrants for services rendered in establishing the Company. The law firm of Newlan & Newlan, Counsel to the Company, was issued 2,000,000 warrants for professional services rendered for organizing the Company. Additionally, 1,100,000 warrants were issued to purchasers of common shares during the period from Inception (August 17, 2010) through September 30, 2010. The warrants allow the warrant holders to purchase, in aggregate, 5,100,000 shares of common stock at a price of $0.10 per share. The two-year warrants expire during August 2012 and September 2012. All warrants are fully vested and exercisable at December 31, 2010.

A summary of the status and changes of the warrants issued during the period from September 30, 2010, through December 31, 2010, are as follows:
Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,100,000	$0.10
Issued	240,000	$0.10
Exercised	-0-	-0-
Forfeited	-0-	-0-
Expired	-0-	-0-
Outstanding at end of period	5,340,000	$0.10
Exercisable at end of period	5,340,000	$0.10

A summary of the status of the warrants outstanding at December 31, 2010, is presented below:
Warrants Outstanding	Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	5,340,000	2 years	$0.10	5,340,000	$0.10
At December 31, 2010, vested warrants of 5,340,000 had an aggregate intrinsic value of $-0-.
The fair value of each of the Company’s stock warrants is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility is based on an average of historical volatility of the Company’s common stock. The risk-free interest rate for periods within the contractual life of the stock warrant award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate forfeitures within its valuation model.

The significant weighted average assumptions relating to the valuation of the Company’s options for the period ended December 31, 2010, were as follows:
Grant price	$0.01
Strike price	$0.10
Dividend yield	0%
Expected life	2 years
Expected volatility	100%
Risk-free interest rate (2 YR U.S. Treasury)	0.37% to 0.58%
NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company’s corporate office is located in Norco, Louisiana, under a one year lease that expires September 30, 2011, and requires monthly rental payments of $200 per month. The Company has no future minimum rental commitments beyond September 30, 2011. The Company had rental expense under operating leases of $1,725 for the three months ended December 31, 2010.

NOTE 9. SUBSEQUENT EVENT
Direct Public Offering
In January 2011, the Company’s Registration Statement on Form S-1 (SEC File No. 333-169924) was declared effective. Pursuant to such Registration Statement, the Company is offering up to 1,000,000 shares of its common stock at an offering price of $.80 per share. To date, none of such shares has been sold.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

              The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2010, and the financial statements for the three months ended December 31, 2010, included elsewhere herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

              This discussion contains forward-looking statements. These forward-looking statements are based on our management’s current expectations with respect to future events, financial performance and operating results, which statements are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere herein. The risks and uncertainties discussed herein could cause our actual results to differ from the results contemplated by these forward-looking statements.

General

              We are a development-stage company incorporated in the State of Nevada on August 17, 2010. We are in the business of developing and exploiting food-related business opportunities in the State of Louisiana. To date, we have developed a line of specialty packaged dry food products, a line of specialty sauces and a line of specialty coffee products. We will sell these specialty food product lines to distributors, directly to retailers and directly to consumers over the Internet.

Overview

              While we are a business in the early-stage of development, we have begun to derive revenues from our operations, through sales to retail grocery stores and through our online store. Our current focus is on (1) sales to established food distributors, (2) direct sales to retail grocery stores, (3) developing our Charter Independent Distributor Program and (4) sales through our web site, www.lafoodco.com.

              In order to accelerate the growth of our business, we will need to obtain additional capital from this Direct Public Offering or from another source or sources. We intend to apply additional capital, as and if obtained, to the expansion of our Charter Independent Distributor Program, the pursuit of nation retail accounts and to the expansion of sales through our web site, primarily through Internet advertising strategies.

              Our management believes there to be a multitude of small, locally-owned food businesses throughout Louisiana, the products of which are worthy of national distribution. Our management further believes that we have the opportunity to bring to these locally produced and sold Louisiana-centric specialty food products to the national market, by way of distribution agreements, private label arrangements or acquisition.

              As part of our business strategy, after we have better established the sales and distribution channels of our current lines of specialty food products, we intend to consider acquisitions of existing food-related businesses, as such acquisition opportunities become available to us. There is no current arrangement or understanding between our company and any other company or person with regard to a merger or acquisition transaction.

Direct Public Offering

In January 2011, our Registration Statement on Form S-1 (SEC File No. 333-169924) was declared effective. Pursuant to such Registration Statement, we are offering up to 1,000,000 shares of our common stock at an offering price of $.80 per share. To date, none of such shares has been sold.

Principal Factors Affecting Our Financial Performance

              Our operating results are primarily affected by the following factors:

                            •            our ability to maintain, on commercially reasonable terms, the supply of our packaged dry products and our coffee products;

                            •            our ability to expand the channels of distribution for our specialty food products;

                            •            our ability to attract new and repeat customers to our online store; and

                            •            our ability to contain our costs of goods sold and maintain our law overheard.

              Based on our current business plan, we expect to incur operating losses for at least the first two quarters of Fiscal 2011. However, because our specialty food products are new, we cannot predict the levels of our sales during Fiscal 2011.

              To date, we have sold our products to only a small number of customers. We do not have a formal relationship with any of our customers and they may, in their sole discretion and without penalty, cease purchasing our specialty food products. Our only other channel of distribution is through our website, which has generated only a small level of sales revenues.

              We have a single source for our packaged dry products and a single source for our coffee products. Each of these suppliers is located within 60 miles of our production, packaging and distribution location in Norco, Louisiana. We have not entered into any formal supply agreements with these suppliers. We are required to pay in full for inventory purchased from these suppliers, upon our receipt of their shipments. If the prices charged by these suppliers increase and we are not able to pass on the increased prices to our customers, then our margins would be reduced, which would, in turn, adversely affect our future profitability.

Results of Operations

              For the Three Months Ended December 31, 2010. During the Three Months Ended December 31, 2010 (the “Current Period”), we generated $668 in revenues from sales of our specialty food products. We expect our revenues will increase during each of the next three fiscal quarters. However, we cannot predict the exact levels of such expected increases.

              For the Current Period, we incurred a net loss of $40,349. All $40,349 in expenses for the Current Period were paid with cash on hand.

              While we did not issue shares of our common stock in payment of services during the Current Period, it is possible that, if we lack the cash needed to obtain necessary services, we would issue shares of common stock in payment thereof. By issuing common stock in payment of these necessary services, we would be able to better preserve our then-available cash.

Plan of Operations

              Our Plan of Operations, which is detailed in the following paragraphs, generally involves the development of distribution channels for our specialty food products, as well as our locating food-related business opportunities in the State of Louisiana.

              We have developed the following specialty food products (each being described under “Business” herein):

                            Packaged Dry Products:    Our Jammin’ Jambalaya, Acadiana Dirty Rice, Bayou Moon Jamasta, Breaux Bridge Etouffee, Fais do-do Gumbo and Bon Temps Lou’siana Fry are currently available to purchasers. We expect that our Red Stick Red Beans, Elysian Fields Black-Eyed Peas and Pirogue Rice will be available to purchasers prior to March 31, 2011.

                            Sauce Products:                 We expect that our The Quarter’s Pasta Sauce and The Quarter’s Creole Sauce will be available to purchasers prior to March 31, 2011.

                            Coffee Products:                Our 12-Bar Dark Roast, Dixie 4/4 Medium Roast, 12-Bar Dark Roast (Decaf) and Blue Note Chicory Blend products are currently available to purchasers.

              A portion of funds that we obtain in the future, including through our current Direct Public Offering, will be applied to the expansion of our distribution channels. Specifically, we intend to expend funds in advertising for participants in our Charter Independent Distributor Program. Our advertising will be done in local newspapers around the United States and over the Internet via one or more of the existing Internet advertising systems, such as Google AdSense®. Additionally, we intend to use Internet advertising to entice retail consumers to purchase our specialty food products directly from our online store that is a part of our web site, www.lafoodco.com.

              As we increase our sales, we will apply available funds to the expansion of our food manufacturing capabilities. We currently produce our wet products at a certified commercial kitchen housed in the same building as our corporate headquarters and we expect that this kitchen will be adequate for at least the next six months.

              Our management believes there to be a multitude of small, locally-owned food businesses throughout Louisiana, the products of which are worthy of national distribution. Our management further believes that we have the opportunity to bring to these locally produced and sold Louisiana-centric specialty food products to the national market, by way of distribution agreements, private label arrangements or acquisition.

              While our level of future funding will determine the potential rate of growth for our business, our Plan of Operations will be the same. Without additional funding, we will expand our operations only to the extent that our operations generate adequate funds. There is, of course, no assurance that our operations will be successful, in this regard. With additional funding, we believe that we will be able to increase sales of our products through our aggressive advertising strategy. As with any start-up company that offers unproven products, there is no assurance that our company will be successful with any level of additional funding.

Liquidity

              As at December 31, 2010.

              Working Capital. At December 31, 2010, we had working capital of $18,405, including cash on hand of $12,228. Since our inception, we have raised a total of $67,600 from private sales of our common stock. Currently, we possess approximately $15,000 in cash. Currently, we are conducting the Direct Public Offering, by which we are offering up to 1,000,000 shares of our common stock at an offering price of $.80 per share. While we expect that we will sell at lease a portion of these shares, to date, none of such shares has been sold and there is no assurance that we will sell any of such shares.

              Cash Flows. For the Three Months Ended December 31, 2010, we used $40,725 in our operating activities. Our investing activities used no cash. Our financing activities provided $30,600 in cash, which we received from private sales of our common stock.

Contractual Obligations

              To date, we have not entered into any significant long-term obligations that require us to make monthly cash payments. Our longest-lived obligation is the lease agreement for our corporate headquarters, which expires in September 2011. Our monthly obligation under this lease is $200.

Critical Accounting Policies

              Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to our financial statements included herein. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment or estimates, to any significant degree.

Uncertainties and Trends

              Our operations and revenues are dependent, now and in the future, upon the following factors:

                            •            whether we successfully commercialize our new specialty food products;

                            •            whether we compete effectively in the severely competitive food industry; and

                            •            whether the continuing economic recession in the United States will adversely affect our ability to attract customers to our specialty food products.

              There is no assurance that our company will be able to accomplish our objectives. Our failure to do so would likely cause purchasers of our common stock to lose their entire investments in our company.

Inflation

              Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause interest rates, wages and other costs to increase which would adversely affect our results of operations. In the current economic and political climate, no predictions can be made with respect to the future effects of inflation on or business.

Off-Balance Sheet Arrangements

              We do not have any off-balance sheet arrangements that would have any current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

              During the three months ended December 31, 2010, we made no capital expenditures. Should we obtain at least $30,000 in the Direct Public Offering, we expect to purchase selected items of equipment for use in the production of our specialty food products, including product packaging equipment. However, we cannot predict the exact amount of these potential capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

              Not applicable.

Item 4T. Controls and Procedures.

              Our Chief Executive Officer and our Acting Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosures.

              There was no change in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

              None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

              1. (a) Securities Sold. In December 2010, 1,200,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Paul J. Goldman, M.D.; (c) Consideration. Such shares of common stock were issued for $12,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              2. (a) Securities Sold. In December 2010, 240,000 common stock purchase warrants to purchase a like number of shares of common stock were issued; (b) Underwriter or Other Purchasers. Such common stock purchase warrants were issued to Paul J. Goldman, M.D.; (c) Consideration. Such common stock purchase warrants were issued as part of a securities unit, there being no consideration assigned to such common stock purchase warrants; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company; (e) Terms of Conversion or Exercise. The exercise price of the common stock purchase warrants is $.10 per share. All of the common stock purchase warrants are exercisable until December 2012.

Item 3. Defaults upon Senior Securities.

              None.

Item 4. Submission of Matters to a Vote of Security Holders.

              No matter was submitted to our shareholders, during the three months ended December 31, 2010.

Item 5. Other Information.

              None.

Item 6. Exhibits.
Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: February 22, 2011.	LOUISIANA FOOD COMPANY

By:	/s/ WADDELL D. LOFLIN
Waddell D. Loflin, Vice President and Acting Chief Financial Officer