Form 10-Q
period 2011-03-31
LOUISIANA FOOD Co
filed 2011-05-23
CIK 1500894

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 333-169924

Louisiana Food Company
(Exact name of registrant as specified in its charter)

NEVADA	27-3257760
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

917 Third Street, Norco, Louisiana 70079
(Address of principal executive offices, including zip code)
(877) 732-2143
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of May 18, 2011, there were 27,080,000 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
Louisiana Food Company
Balance Sheets as of March 31, 2011 (unaudited), and September 30, 2010	3
Statements of Operations For the Three Months and Six Months Ended March 31, 2011, and the Period from Inception (August 17, 2010) to March 31, 2011	4
Statements of Cash Flows For the Six Months Ended March 31, 2011, and the Period from Inception (August 17, 2010) to March 31, 2011	5
Notes to Financial Statements	6

LOUISIANA FOOD COMPANY (A Development Stage Company)
BALANCE SHEETS
March 31, 2011, and September 30, 2010
3/31/11 (unaudited)	9/30/10
ASSETS
Current assets
Cash and cash equivalents	$400	$22,353
Accounts receivable	8,561	---
Inventory	3,389	5,031
Deposits	603	603
Total current assets	12,953	27,987
Equipment, net of accumulated depreciation of $333 and $55	1,612	1,945
Intangible assets	10,483	10,483
Total assets	$25,048	$40,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,000	$ ---
Bank overdraft	1,116	---
Total current liabilities	3,116	---
Commitments and contingencies	–	–
Stockholders’ equity
Preferred stock, $.001 par value: 5,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2011, and September 30, 2010	---	---
Common stock, $.001 par value: 50,000,000 shares authorized; 27,080,000 and 25,700,000 shares issued and outstanding as of March 31, 2011, and September 30, 2010, respectively	26,830	25,450
Additional paid-in capital	79,546	65,326
Subscription receivable	---	(15,000)
Deficit accumulated during development stage	(84,444)	(35,361)
Total stockholders’ equity	21,932	40,415
Total liabilities and stockholders’ equity	$25,048	$40,415
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended March 31, 2011, and the Period from Inception (August 17, 2010) to March 31, 2011
Three Months Ended 3/31/11 (unaudited)	Six Months Ended 3/31/11 (unaudited)	Period from Inception (8/17/10) to 3/31/11 (unaudited)
Revenues	$8,561	$9,229	$9,229
Cost of sales	(3,052)	(3,286)	(3,286)
Gross profit	5,509	5,943	5,943
Expenses:
Compensation	---	---	4,138
Consulting	3,637	16,157	27,017
Legal and professional	5,000	8,500	25,138
Depreciation and amortization	166	333	388
Corporate expenses	741	4,085	5,141
Rent	395	2,120	2,589
General and administrative	4,304	23,831	25,976
Total operating expenses	14,243	55,026	90,387
Loss before income taxes	(8,734)	(49,083)	(84,444)
Provision for income taxes	---	---	---
Net loss	$(8,734)	$(49,083)	$(84,444)
Loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic and diluted	27,080,000	25,931,333
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2010, and the Period from Inception (August 17, 2010) to December 31, 2010
Six Months Ended 3/31/11 (unaudited)	Period from Inception (8/17/10) to 3/31/11 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,083)	$(84,444)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	333	388
Non-cash operating expenses	---	25,776
Changes in operating assets and liabilities:
Accounts receivable	(8,561)	(8,561)
Deposits	---	(603)
Inventory	1,642	(872)
Accounts payable	2,000	2,000
Net cash used for operating activities	(53,669)	(66,316)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	---	(2,000)
Net cash used in investing activities	---	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdrafts	1,116	1,116
Proceeds from sale of common stock for cash	15,600	67,600
Subscription receivable	15,000	---
Net cash provided by financing activities	31,716	68,716
NET CHANGE IN CASH	(21,953)	400
Cash, beginning of period	22,353	---
Cash, end of period	$400	$400
Supplemental disclosure:
Interest paid	$---	$ ---
Income taxes paid	$---	$ ---
Non-cash financing and investing activities	$---
Stock issued for services	$---	$20,000
Stock issued for inventory and intangible asset	$---	$13,000
Stock issued for bonus	$---	$2,500
Warrants issued for services	$---	$3,276
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 (unaudited)
NOTE 1. THE COMPANY
Louisiana Food Company (the “Company”) was incorporated in the State of Nevada on August 17, 2010 (Inception). The Company’s focus is on the development and commercial exploitation of food-related business opportunities in the State of Louisiana. To date, the Company has developed a line of specialty packaged dry products, a line of specialty pasta sauces and a line of specialty coffee products, and sells these specialty food product lines to distributors, retailers and over the Internet. Because each of the Company’s products is produced locally in Louisiana, the Louisiana Department of Agriculture and Forestry has granted the Company a license to affix the Department’s “Certified” logos on the Company’s products. The Company’s leased headquarters and kitchen facilities are located within a food technology incubator established by the River Parish Community Development Corporation which offers the Company extremely economical access to FDA-approved commercial kitchen facilities.

Liquidity and Management Plans
At March 31, 2011, the Company had a cash balance of $400, working capital of $9,837 and an accumulated deficit during the development stage of $84,444. Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through September 30, 2011, including minimization of discretionary expenditures, maintenance of no liabilities, commitment to a minimal office lease of $200 per month for one year, and use of health code compliant kitchen facilities on an hourly basis to handle its sales orders on an as needed basis. As discussed in Note 10, the Company borrowed $10,000 from a shareholder, in order to pay for certain corporate expenses. The Company is seeking additional equity funds to support operations through private transactions. Management believes that these actions will enable the Company to meet its working capital needs through September 30, 2011.

Going Concern
The Company has incurred losses totaling $84,444 from its Inception through March 31, 2011, and had limited working capital at March 31, 2011. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital through a direct public offering.

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

NOTE 2. BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited interim financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

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
NOTE 3. RELATED-PARTY TRANSACTIONS
The Company was formed pursuant to a pre-incorporation agreement. The Company’s President was a party to this agreement and was, upon formation of the Company and in accordance with the pre-incorporation agreement, issued 13,000,000 shares of Company common stock and 2,000,000 warrants to purchase a like number of shares at an exercise price of $0.10 per share. The Company received items of personal and intellectual property in exchange for its shares of common stock. The Company’s Board of Directors determined that the aggregate value of the items of property was $13,000, of which $2,517 has been recorded as inventory and $10,483 has been recorded as an intangible asset. The value of the warrants of $1,638 has been included in compensation expense, during the period from Inception to March 31, 2011.

The Company’s legal counsel was also a party to the pre-incorporation agreement and is considered a promoter of the Company. Upon formation of the Company and in accordance with the pre-incorporation agreement, the Company’s legal counsel was issued 5,000,000 shares of Company common stock and 2,000,000 warrants to purchase a like number of shares at an exercise price of $0.10 per share, in payment of $10,000 in legal services. The value of the warrants of $1,638 has been included in professional fees, during the period from Inception to March 31, 2011.

NOTE 4. DEPOSITS
At March 31, 2011, and September 30, 2010, deposits, comprised entirely of a utility security deposit, were $603.
NOTE 5. INTANGIBLE ASSETS
The Company’s intangible assets include trademarks, brand names and recipes of its food and coffee products acquired in exchange for the issuance of common stock. The Company’s intangible assets are not amortized because they have indefinite lives.

Impairment of Long-lived Assets
Long-lived assets are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment charge is recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. During the six months ended March 31, 2011, the Company did not record an impairment of the Company’s long-lived assets.

NOTE 6. CAPITAL STOCK
Common Stock Issued for Property
During the six months ended March 31, 2011, the Company did not issue shares of its common stock for property. During the period from Inception through September 30, 2010, the Company issued 13,000,000 shares of its common stock for items of personal and intangible property. Specifically, the Company received goods and recipes useful in its specialty food business. The Company’s Board of Directors determined that the aggregate value of the items of property was $13,000, of which $2,517 was determined to be inventory and $10,483 was determined to be recipes and brand names.

Common Stock Issued for Services
During the six months ended March 31, 2011, the Company did not issue shares of its common stock for services. During the period from Inception through September 30, 2010, the Company issued a total of 7,000,000 shares of its common stock for services to third-party consultants for services, resulting in an expense of $20,000 included in professional and legal expenses and consulting fees in the accompanying statement of operations. The value of the transactions was determined based on value of shares of common stock issued as determined by the board of directors. As there are no performance commitments or penalties for non-performance, the Company recorded the expense at the date of issuance.

Common Stock Issued for Cash
In October 2010, the Company completed a private offering of its common stock. In this private offering, the Company sold 180,000 shares of its common stock for cash in the aggregate amount of $3,600, or $0.02 per share.

In December 2010, the Company issued 1,200,000 shares of its common stock for cash in the total amount of $12,000.
During the period from Inception through September 30, 2010, the Company issued a total of 5,200,000 shares of its common stock for cash in the total amount of $52,000.
Subscription Receivable
At September 30, 2010, the Company had not received a total of $15,000 in payment of 1,500,000 shares of common stock sold. During October 2010, the Company received all $15,000 in cash associated with such subscription receivable.

NOTE 7. WARRANTS TO PURCHASE COMMON STOCK
Outstanding Stock Warrants
In December 2010, the Company issued 240,000 stock warrants to a purchaser of common stock. The warrants allow the warrant holder to purchase 240,000 shares of common stock at a price of $0.10 per share. The two-year warrants expire in December 2012.

In August and September 2010, the Company issued warrants to two related-parties. The President, Mr. David Loflin, was issued 2,000,000 warrants for services rendered in establishing the Company. The law firm of Newlan & Newlan, Counsel to the Company, was issued 2,000,000 warrants for professional services rendered for organizing the Company. Additionally, 1,100,000 warrants were issued to purchasers of common shares during the period from Inception (August 17, 2010) through September 30, 2010. The warrants allow the warrant holders to purchase, in aggregate, 5,100,000 shares of common stock at a price of $0.10 per share. The two-year warrants expire during August 2012 and September 2012. All warrants are fully vested and exercisable at March 31, 2011.

A summary of the status and changes of the warrants issued during the period from September 30, 2010, through March 31, 2011, are as follows:
Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,100,000	$0.10
Issued	240,000	$0.10
Exercised	-0-	-0-
Forfeited	-0-	-0-
Expired	-0-	-0-
Outstanding at end of period	5,340,000	$0.10
Exercisable at end of period	5,340,000	$0.10
A summary of the status of the warrants outstanding at March 31, 2011, is presented below:

Warrants Outstanding	Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	5,340,000	2 years	$0.10	5,340,000	$0.10
At March 31, 2011, vested warrants of 5,340,000 had an aggregate intrinsic value of $-0-.
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

The significant weighted average assumptions relating to the valuation of the Company’s options for the period ended March 31, 2011, were as follows:
Stock price	$0.01
Strike price	$0.10
Dividend yield	0%
Expected life	2 years
Expected volatility	100%
Risk-free interest rate (2 YR U.S. Treasury)	0.37% to 0.58%
NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company’s corporate office is located in Norco, Louisiana, under a one year lease that expires September 30, 2011, and requires monthly rental payments of $200 per month. The Company has no future minimum rental commitments beyond September 30, 2011. The Company had rental expense under operating leases of $2,120 for the six months ended March 31, 2011.

NOTE 9. DIRECT PUBLIC OFFERING
In January 2011, the Company’s Registration Statement on Form S-1 (SEC File No. 333-169924) was declared effective. Pursuant to such Registration Statement, the Company originally registered for sale 1,000,000 shares of its common stock at an offering price of $0.80 per share. In March 2011, the Company withdrew such shares from registration, without having sold any of such shares.

NOTE 10. SUBSEQUENT EVENT
Loan from Shareholder
On May 5, 2011, the Company obtained a loan from a shareholder in the amount of $10,000. This loan is evidenced by a promissory note, bears interest at the rate of 8% per annum and is due on June 30, 2011. The proceeds of this loan were used for corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

              The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2011, and the financial statements for the three months and six months ended March 31, 2011, included elsewhere herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

              In order to accelerate the growth of our business, we will need to obtain additional capital from our Direct Public Offering or from another source or sources. We intend to apply additional capital, as and if obtained, to the expansion of our Charter Independent Distributor Program, the pursuit of nation retail accounts and to the expansion of sales through our web site, primarily through Internet advertising strategies.

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

Direct Public Offering

              In January 2011, the Company’s Registration Statement on Form S-1 (SEC File No. 333-169924) was declared effective. Pursuant to such Registration Statement, the Company originally registered for sale 1,000,000 shares of its common stock at an offering price of $0.80 per share. In March 2011, the Company withdrew such shares from registration, without having sold any of such shares.

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

              Based on our current business plan, we expect to incur operating losses for at least the first three quarters of Fiscal 2011. However, because our specialty food products are new, we cannot predict the levels of our sales during Fiscal 2011.

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

Results of Operations

              For the Six Months Ended March 31, 2011. During the Six Months Ended March 31, 2011 (the “Current Period”), we generated $9,229 in revenues from sales of our specialty food products. Sales during the three months ended March 31, 2011, were $8,561, including sales of $8,280 to a single customer, compared to sales of $668 for the prior three months ended December 31, 2010. We expect that our revenues will increase during each of the next three fiscal quarters. However, we cannot predict the exact levels of such expected increases.

              For the Current Period, we incurred a net loss of $49,083. Our operations for the three months ended March 31, 2011, were negatively impacted by a lack of capital caused by (1) unexpected delays in our obtaining a trading symbol for our common stock and (2) our withdrawal from registration of the shares of our common stock that we intended to sell in a Direct Public Offering – this withdrawal from registration was effected, following our advice from FINRA that a trading symbol would not be assigned to our common stock for so long as we maintained the registration of our Direct Public Offering and our selling shareholder offering. This determination was made by our board of directors, having determined such course of action to be in the best interests of our company and our shareholders.

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

              We have developed the following specialty food products (each being described under “Business” herein):

              Packaged Dry Products:    Our Jammin’ Jambalaya, Acadiana Dirty Rice, Bayou Moon Jamasta, Breaux Bridge Etouffee, Fais do-do Gumbo and Bon Temps Lou’siana Fry are currently available to purchasers. We expect that our Red Stick Red Beans, Elysian Fields Black-Eyed Peas and Pirogue Rice will be available by approximately June 30, 2011.

              Sauce Products:                 We expect that our The Quarter’s Pasta Sauce and The Quarter’s Creole Sauce will be available to purchasers by approximately June 30, 2011.

              Coffee Products:                Our 12-Bar Dark Roast, Dixie 4/4 Medium Roast, 12-Bar Dark Roast (Decaf) and Blue Note Chicory Blend products are currently available to purchasers.

              A portion of funds that we obtain in the future will be applied to the expansion of our distribution channels. Specifically, we intend to expend funds in advertising for participants in our Charter Independent Distributor Program. Our advertising will be done in local newspapers around the United States and over the Internet via one or more of the existing Internet advertising systems, such as Google AdSense®. Additionally, we intend to use Internet advertising to entice retail consumers to purchase our specialty food products directly from our online store that is a part of our web site, www.lafoodco.com.

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

Liquidity

              As at March 31, 2011.

              Working Capital. At March 31, 2011, we had working capital of $9,837 and a cash balance of $400. Since our inception, we have raised a total of $67,600 from private sales of our common stock. Our cash position is expected to improve as we collect our accounts receivable during the third quarter of Fiscal 2011. In particular, we expect to collect our $8,280 account receivable from a single customer in June 2011. Currently, we are seeking additional funding from private sources.

              Cash Flows. For the Six Months Ended March 31, 2011, we used $53,669 in our operating activities. Our investing activities used no cash. Our financing activities provided $30,600 in cash, which we received from private sales of our common stock.

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

Capital Expenditures

              During the six months ended March 31, 2011, we made no capital expenditures. Should we obtain at least $30,000 in additional funding, we expect to purchase selected items of equipment for use in the production of our specialty food products, including product packaging equipment. However, we cannot predict the exact amount of these potential capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

              Not applicable.

Item 4. Controls and Procedures.

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

              There was no change in our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

              None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

              None.

Item 3. Defaults upon Senior Securities.

              None.

Item 4. Submission of Matters to a Vote of Security Holders.

              No matter was submitted to our shareholders, during the three months ended March 31, 2011.

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

Date: May 23, 2011.	LOUISIANA FOOD COMPANY

By:	/s/ WADDELL D. LOFLIN
Waddell D. Loflin, Vice President and Acting Chief Financial Officer