Form 10-Q
period 2011-06-30
LOUISIANA FOOD Co
filed 2011-08-22
CIK 1500894

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 333-169924
LOUISIANA FOOD COMPANY
(Exact name of registrant as specified in its charter)
NEVADA	27-3257760
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of August 16, 2011, there were 28,280,000 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
Louisiana Food Company
Balance Sheets as of June 30, 2011 (unaudited) and September 30, 2010	3
Statements of Operations For the Three Months and Nine Months Ended June 30, 2011, and the Period from Inception (August 17, 2010) to June 30, 2011	4
Statements of Cash Flows For the Nine Months Ended June 30, 2011, and the Period from Inception (August 17, 2010) to June 30, 2011	5
Notes to Financial Statements	7

LOUISIANA FOOD COMPANY (A Development Stage Company)
BALANCE SHEETS
June 30, 2011, and September 30, 2010
6/30/11 (unaudited)	9/30/10
ASSETS
Current assets
Cash and cash equivalents	$479	$22,353
Accounts receivable	9,230	---
Inventory	3,389	5,031
Deposits	603	603
Total current assets	13,701	27,987
Equipment, net of accumulated depreciation of $550 and $55	2,243	1,945
Intangible assets	10,483	10,483
Total assets	$26,427	$40,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,755	$ ---
Notes payable - shareholders	15,300	$ ---
Total current liabilities	20,055	---
Commitments and contingencies	–	–
Stockholders’ equity
Preferred stock, $.001 par value: 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2011, and September 30, 2010	---	---
Common stock, $.001 par value: 50,000,000 shares authorized; 27,080,000 and 25,700,000 shares issued and outstanding as of June 30, 2011, and September 30, 2010, respectively	27,080	25,450
Additional paid-in capital	79,296	65,326
Subscription receivable	---	(15,000)
Deficit accumulated during development stage	(100,004)	(35,361)
Total stockholders’ equity	6,372	40,415
Total liabilities and stockholders’ equity	$26,427	$40,415
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended June 30, 2011, and the Period from Inception (August 17, 2010) to June 30, 2011
Three Months Ended 6/30/11 (unaudited)	Nine Months Ended 6/30/11 (unaudited)	Period from Inception (8/17/10) to 6/30/11 (unaudited)
Revenues	$863	$10,092	$10,092
Cost of sales	(246)	(3,532)	(3,532)
Gross profit	617	6,560	6,560
Expenses:
Compensation	1,809	18,202	33,200
Legal and professional	6,010	14,510	31,148
Depreciation and amortization	162	495	550
Corporate expenses	6,986	11,071	12,127
Rent	600	2,720	3,189
Interest expense	155	155	155
General and administrative	455	24,050	26,195
Total operating expenses	16,177	71,203	106,564
Loss before income taxes	(15,560)	(64,643)	(100,004)
Provision for income taxes	---	---	---
Net loss	$(15,560)	$(64,643)	$(100,004)
Loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic and diluted	27,080,000	26,314,222
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2011, and the Period from Inception (August 17, 2010) to June 30, 2011
Nine Months Ended 6/30/11 (unaudited)	Period from Inception (8/17/10) to 6/30/11 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,643)	$(100,004)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	495	550
Non-cash operating expenses	---	25,776
Changes in operating assets and liabilities:
Accounts receivable	(9,230)	(9,230)
Deposits	---	(603)
Inventory	1,642	(872)
Accounts payable	4,755	4,755
Net cash used for operating activities	(66,981)	(79,628)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(793)	(2,793)
Net cash used in investing activities	(793)	(2,793)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	15,600	67,600
Proceeds from note payable - shareholder	15,300	15,300
Subscription receivable	15,000	---
Net cash provided by financing activities	45,900	82,900
NET CHANGE IN CASH	(21,874)	479
Cash, beginning of period	22,353	---
Cash, end of period	$479	$479
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2011, and the Period from Inception (August 17, 2010) to June 30, 2011
Nine Months Ended 6/30/11 (unaudited)	Period from Inception (8/17/10) to 6/30/11 (unaudited)
Supplemental disclosure:
Interest paid	$155	$155
Income taxes paid	$---	$ ---
Non-cash financing and investing activities	$---
Stock and warrants issued for services	$---	$20,000
Stock issued for inventory and intangible asset	$---	$13,000
Stock issued for bonus	$---	$2,500
Warrants issued for services	$---	$3,276
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (unaudited)
NOTE 1. THE COMPANY
Louisiana Food Company (the “Company”) was incorporated in the State of Nevada on August 17, 2010 (“Inception”). The Company’s focus is on the development and commercial exploitation of food-related business opportunities in the State of Louisiana. To date, the Company has developed a line of specialty packaged dry products, a line of specialty pasta sauces and a line of specialty coffee products, and sells these specialty food product lines to distributors, retailers and over the Internet. Because each of the Company’s products is produced locally in Louisiana, the Louisiana Department of Agriculture and Forestry has granted the Company a license to affix the Department’s “Certified” logos on the Company’s products. The Company’s leased headquarters and kitchen facilities are located within a food technology incubator established by the River Parish Community Development Corporation which offers the Company extremely economical access to FDA-approved commercial kitchen facilities.

Liquidity and Management Plans
At June 30, 2011, the Company had a cash balance of $479, a working capital deficit of $6,354 and an accumulated deficit during the development stage of $100,004. Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through September 30, 2011, including minimization of discretionary expenditures, minimization, to the extent possible, of liabilities, commitment to a minimal office lease of $200 per month for one year, and use of health code compliant kitchen facilities on an hourly basis to handle its sales orders on an as needed basis. As discussed in Note 8, the Company has borrowed approximately $15,000 from certain shareholders, in order to pay for certain corporate and operating expenses. The Company is seeking additional equity funds to support operations through private transactions. Management believes that these actions will enable the Company to meet its working capital needs through September 30, 2011.

Going Concern
The Company has incurred losses totaling $100,004 from its Inception through June 30, 2011, and a working capital deficit at June 30, 2011. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital through a direct public offering.

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

Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Outstanding account balances are reviewed individually for collectability. Bad debt expense is included in general and administrative expenses. To date, the Company has not charged off any balances. Of the Company’s $9,230 in accounts receivable at June 30, 2011, $8,280 of such amount is of an “aged” nature and is due from a single customer. The Company expects that it will receive payment of this entire account receivable during fiscal year 2011, but is unable to predict the timing of such payment.

The Company does not have any off-balance-sheet credit exposure to its customers.
NOTE 3. RELATED-PARTY TRANSACTIONS
The Company was formed pursuant to a pre-incorporation agreement. The Company’s President was a party to this agreement and was, upon formation of the Company and in accordance with the pre-incorporation agreement, issued 13,000,000 shares of Company common stock and 2,000,000 warrants to purchase a like number of shares at an exercise price of $0.10 per share. The Company received items of personal and intellectual property in exchange for its shares of common stock. The Company’s Board of Directors determined that the aggregate value of the items of property was $13,000, of which $2,517 has been recorded as inventory and $10,483 has been recorded as an intangible asset. The value of the warrants of $1,638 has been included in compensation expense, during the period from Inception to June 30, 2011.

The Company’s legal counsel was also a party to the pre-incorporation agreement and is considered a promoter of the Company. Upon formation of the Company and in accordance with the pre-incorporation agreement, the Company’s legal counsel was issued 5,000,000 shares of Company common stock and 2,000,000 warrants to purchase a like number of shares at an exercise price of $0.10 per share, in payment of $10,000 in legal services. The value of the warrants of $1,638 has been included in professional fees, during the period from Inception to June 30, 2011.

NOTE 4. DEPOSITS
At June 30, 2011, and September 30, 2010, deposits, comprised entirely of a utility security deposit, were $603.
NOTE 5. INTANGIBLE ASSETS
The Company’s intangible assets include trademarks, brand names and recipes of its food and coffee products acquired in exchange for the issuance of common stock. The Company’s intangible assets are not amortized because they have indefinite lives.

Impairment of Long-lived Assets
Long-lived assets are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment charge is recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. During the nine months ended June 30, 2011, the Company did not record an impairment of the Company’s long-lived assets.

NOTE 6. CAPITAL STOCK
Common Stock Issued for Property
During the nine months ended June 30, 2011, the Company did not issue shares of its common stock for property. During the period from Inception through September 30, 2010, the Company issued 13,000,000 shares of its common stock for items of personal and intangible property. Specifically, the Company received goods and recipes useful in its specialty food business. The Company’s Board of Directors determined that the aggregate value of the items of property was $13,000, of which $2,517 was determined to be inventory and $10,483 was determined to be recipes and brand names.

Common Stock Issued for Services
During the nine months ended June 30, 2011, the Company did not issue shares of its common stock for services. During the period from Inception through September 30, 2010, the Company issued a total of 7,000,000 shares of its common stock for services to third-party consultants for services, resulting in an expense of $20,000 included in professional and legal expenses and consulting fees in the accompanying statement of operations. The value of the transactions was determined based on value of shares of common stock issued as determined by the board of directors. As there are no performance commitments or penalties for non-performance, the Company recorded the expense at the date of issuance.

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

In August and September 2010, the Company issued warrants to two related-parties. The President, Mr. David Loflin, was issued 2,000,000 warrants for services rendered in establishing the Company. The law firm of Newlan & Newlan, Counsel to the Company, was issued 2,000,000 warrants for professional services rendered for organizing the Company. Additionally, 1,100,000 warrants were issued to purchasers of common shares during the period from Inception (August 17, 2010) through September 30, 2010. The warrants allow the warrant holders to purchase, in aggregate, 5,100,000 shares of common stock at a price of $0.10 per share. The two-year warrants expire during August 2012 and September 2012. All warrants are fully vested and exercisable at June 30, 2011.

A summary of the status and changes of the warrants issued during the period from September 30, 2010, through June 30, 2011, are as follows:
Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,100,000	$0.10
Issued	240,000	$0.10
Exercised	-0-	-0-
Forfeited	-0-	-0-
Expired	-0-	-0-
Outstanding at end of period	5,340,000	$0.10
Exercisable at end of period	5,340,000	$0.10

A summary of the status of the warrants outstanding at June 30, 2011, is presented below:
Warrants Outstanding	Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	5,340,000	2 years	$0.10	5,340,000	$0.10
At June 30, 2011, vested warrants of 5,340,000 had an aggregate intrinsic value of $-0-.
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

The significant weighted average assumptions relating to the valuation of the Company’s options for the period ended June 30, 2011, were as follows:
Stock price	$0.01
Strike price	$0.10
Dividend yield	0%
Expected life	2 years
Expected volatility	100%
Risk-free interest rate (2 YR U.S. Treasury)	0.37% to 0.58%
NOTE 8. LOANS FROM SHAREHOLDERS
During the three months ended June 30, 2011, the Company obtained unsecured loans from two shareholders in the aggregate amount of $15,000. Each of these loans is evidenced by a promissory note, bears interest at the rate of 8% per annum and is due, as to $10,000, on June 30, 2011, and, as to $5,000, on September 30, 2011. At June 30, 2011, the Company had $155 in accrued interest. Since June 30, 2011, the Company has repaid $1,000 of the $10,000 loan, the balance of which remains due and payable. The proceeds of these loans were used for corporate purposes.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company’s corporate office is located in Norco, Louisiana, under a one year lease that expires September 30, 2011, and requires monthly rental payments of $200 per month. The Company has no future minimum rental commitments beyond September 30, 2011. The Company had rental expense under operating leases of $2,720 for the nine months ended June 30, 2011.

NOTE 10. DIRECT PUBLIC OFFERING
In January 2011, the Company’s Registration Statement on Form S-1 (SEC File No. 333-169924) was declared effective. Pursuant to such Registration Statement, the Company originally registered for sale 1,000,000 shares of its common stock at an offering price of $0.80 per share. In March 2011, the Company withdrew such shares from registration, without having sold any of such shares.

NOTE 11. SUBSEQUENT EVENT
Securities Issued for Cash
In July 2011, the Company issued units of its securities for cash in the amount of $14,950. Included in such units were a total of 1,200,000 shares of the Company’s common stock and 120,000 warrants to purchase a like number of shares of common stock at an exercise price of $.10 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

            The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2011, and the financial statements for the three months and nine months ended June 30, 2011, included elsewhere herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

            Based on our current business plan, we expect to incur operating losses for the final quarter of Fiscal 2011 and the first quarter of Fiscal 2012. However, because our specialty food products are new, we cannot predict the levels of our sales during the next six months.

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

Results of Operations

            For the Nine Months Ended June 30, 2011. During the Nine Months Ended June 30, 2011 (the “Current Period”), we generated $10,092 in revenues from sales of our specialty food products. Sales during the three months ended June 30, 2011, were $863, compared to sales of $8,561, including sales of $8,280 to a single customer, for the prior three months ended March 31, 2011. We expect that our revenues will increase during each of the next three fiscal quarters. However, we cannot predict the exact levels of such expected increases.

            For the Current Period, we incurred a net loss of $64,643. Our operations for the three months ended June 30, 2011, were negatively impacted by a lack of capital caused by (1) unexpected delays in our obtaining a trading symbol for our common stock and (2) our withdrawal from registration of the shares of our common stock that we intended to sell in a Direct Public Offering – this withdrawal from registration was effected, following our advice from FINRA that a trading symbol would not be assigned to our common stock for so long as we maintained the registration of our Direct Public Offering and our selling shareholder offering. This determination was made by our board of directors, having determined such course of action to be in the best interests of our company and our shareholders.

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

            We have developed the following specialty food products:

Packaged Dry Products: Our Jammin’ Jambalaya, Acadiana Dirty Rice, Bayou Moon Jamasta, Breaux Bridge Etouffee, Fais do-do Gumbo and Bon Temps Lou’siana Fry are currently available to purchasers. We expect that our Red Stick Red Beans, Elysian Fields Black-Eyed Peas and Pirogue Rice will be available during the fourth quarter of 2011.

Sauce Products: We expect that our The Quarter’s Pasta Sauce and The Quarter’s Creole Sauce will be available to purchasers during the fourth quarter of 2011.

Coffee Products: Our Voodoo Roast Dark, Voodoo Roast Medium, Voodoo Roast Dark (Decaf) and Voodoo Roast Chicory Blend products are currently available to purchasers, and our Voodoo Roast Southern Pecan Seasonal Blend is scheduled to be available to purchasers near the end of September 2011.

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

Liquidity

            As at June 30, 2011.

            Working Capital. At June 30, 2011, we had a working capital deficit of $6,354 and a cash balance of $479. Since our inception, we have raised a total of $82,550 from private sales of our common stock. Our cash position is expected to improve as we collect our accounts receivable during the fourth quarter of Fiscal 2011. In particular, we expect to collect our $8,280 account receivable from a single customer in September 2011, although, as of the date of this report, we had not collected any portion of such account receivable. Currently, we are seeking additional funding from private sources.

            Cash Flows. For the Nine Months Ended June 30, 2011, we used $66,981 in our operating activities. Our investing activities used $793 in cash. Our financing activities provided $45,900 in cash, which we received from private sales of our common stock ($30,600) and loans from shareholders ($15,300).

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

Capital Expenditures

            During the nine months ended June 30, 2011, we made minimal capital expenditures. Should we obtain at least $30,000 in additional funding, we expect to purchase selected items of equipment for use in the production of our specialty food products, including product packaging equipment. However, we cannot predict the exact amount of these potential capital expenditures.

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

            There was no change in our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

            None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            1.         (a) Securities Sold. In July 2011, 1,200,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to END-IRA, Inc. fbo Blayne St. James IRA; (c) Consideration. Such shares of common stock were issued for $14,950 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

            2. (a) Securities Sold. In July 2011, 120,000 common stock purchase warrants to purchase a like number of shares of common stock were issued; (b) Underwriter or Other Purchasers. Such common stock purchase warrants were issued to END-IRA, Inc. fbo Blayne St. James IRA; (c) Consideration. Such common stock purchase warrants were issued as part of a securities unit, there being no consideration assigned to such common stock purchase warrants; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company; (e) Terms of Conversion or Exercise. The exercise price of the common stock purchase warrants is $.10 per share. All of the common stock purchase warrants are exercisable until July 2013.

Item 3. Defaults upon Senior Securities.

            None.

Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted to our shareholders, during the three months ended June 30, 2011.

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

Date: August 22, 2011.	LOUISIANA FOOD COMPANY

By:	/s/ WADDELL D. LOFLIN
Waddell D. Loflin, Vice President and Acting Chief Financial Officer