Form 10-Q/A
period 2011-06-30
LOUISIANA FOOD Co
filed 2011-09-12
CIK 1500894

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q/A (Amendment No. 1)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of August 16, 2011, there were 28,280,000 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

            The sole purpose of this Amendment No. 1 (the “Amended Filing”) to Louisiana Food Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the ”Original Filing”), is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following financial statements from the Original Filing, formatted in XBRL (eXtensible Business Reporting Language):

(i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Cash Flows (unaudited), and (iv) Notes to Financial Statements (unaudited), tagged as blocks of text.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. Those sections of the Original Filing that are unaffected by the Amended Filing are not included herein. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. The Original Filing has not been updated to reflect events occurring subsequent to filing date of the Original Filing.

Item 6. Exhibits.
Exhibit No.	Description
101 *
The following financial statements from the Quarterly Report on Form 10-Q of Louisiana Food Company for the quarter ended June 30, 2011, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Cash Flows (unaudited), and (iv) Notes to Financial Statements (unaudited), tagged as blocks of text.

* filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2011.	LOUISIANA FOOD COMPANY

By:	/s/ WADDELL D. LOFLIN
Waddell D. Loflin, Vice President and Acting Chief Financial Officer