Form 10-K
period 2011-09-30
LOUISIANA FOOD Co
filed 2012-01-13
CIK 1500894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2011
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 333-169924
LOUISIANA FOOD COMPANY (Exact name of registrant as specified in its charter)
Nevada (State or Other Jurisdiction of Incorporation or Organization)	27-3257760 (IRS Employer ID No.)
17485 Opportunity Drive, Suite E, Baton Rouge, Louisiana 70817 (Address of Principal Executive Offices, Including Zip Code)
Registrant’s telephone number, including area code: (877) 732-2143
Securities Registered under Section 12(b) of the Exchange Act: None.
Securities Registered under Section 12(g) of the Exchange Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):	Large accelerated filer [ ]	Accelerated filer [ ]
	Non-accelerated filer [ ]	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of March 31, 2011, was approximately $-0-.
The number of shares outstanding of the issuer's common equity as of January 12, 2011, was 29,530,000 shares of common stock, par value $.001.
Documents Incorporated by Reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “target”, “goal” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by many factors, including, without limitation, the following factors:

• the risk of substantial inflation;

• the strength of the United States economy;

• changes in the securities markets;

• events that deprive us of the services of our President, David Loflin;

• whether we are able to obtain adequate capital with which to accomplish our objectives; and

• our ability to manage the risks involved in the foregoing.

However, other factors besides those listed above or discussed elsewhere in this Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. These forward-looking statements are not guarantees of future performance, but reflect the present expectations of future events by our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made by us speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

PART I

Item 1. Business

Available Information

Louisiana Food Company files or furnishes annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available, free of charge through our website (www.louisianafoodcompany.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

General

We incorporated in the State of Nevada on August 17, 2010, under the name Louisiana Food Company. Our corporate office is located at 17485 Opportunity Drive, Suite E, Baton Rouge, Louisiana 70817; our telephone number is (877) 732-2143; our corporate web site is www.louisianafoodcompany.com.

It is our company’s objective to focus on developing and commercializing food-related business opportunities in the State of Louisiana, whether eating establishments or Louisiana-based specialty food products. Our company is committed to locating and developing these business opportunities throughout Louisiana and, when appropriate, expanding these business opportunities beyond Louisiana’s borders.

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

Background

South Louisiana, where our company is based, more than any other part of the United States, holds its cuisine near and dear to its heart. The region’s cuisine is the embodiment of the cultures and traditions brought by its settlers from Europe, Africa, the Caribbean and Canada and shared, neighbor to neighbor, over hundreds of years.

It is in this mysterious intertwining of cultures and traditions that our company’s founder, David Loflin, finds his heritage – he is a Cajun, born and raised in South Louisiana.

It seems most have heard of Cajun and Creole cuisine, though few actually are able to recite their respective origins. Simply put, Cajun cuisine is rooted in the kitchens of rural Southern Louisiana and Creole cuisine is rooted in the more sophisticated kitchens of New Orleans. Our company is dedicated to bringing the best foods of Louisiana to its customers in supermarkets, specialty shops and online.

Current Status

Our packaged dry products and coffee products are currently available through our online store (www.louisianafoodcompany.com) and in retail grocery stores and specialty shops in the Baton Rouge area. During the first calendar quarter of 2012, we intend to place certain of our products with our national distributor.

Our sales did not significantly grow during the year ended September 30, 2011, and have not grown since then, due to our lack of significant funds for marketing and due to our having moved packaging facilities from Norco to Baton Rouge. However, through recent financing transactions by which we obtained approximately $75,000, we expect that our second fiscal quarter, the first calendar quarter of 2012, will show moderate growth in product sales, due to our agreement with a national distributor.

We have determined to utilize plastic containers for the packaging of all of our packaged dry products and coffee products. The decision to change our packaging was based on the reality that the use of the plastic containers will permit us to reduce our per unit packaging cost by over 50%. In addition, these stackable plastic containers provide extensive flexibility of use in retail displays.

Also, the new plastic containers provide our label art work, which, in each case, captures the movement and energy that is South Louisiana, a “venue” for maximum effect.

Recent Event

In December 2011, the U.S. Department of Justice (“Justice”) issued an opinion that sparked renewed hope for, and interest in, the development of online, intrastate poker in the United States. In fact, prior to Justice’s opinion, the State of Nevada had passed legislation that would allow for companies to offer online poker and the new ruling may allow that state to proceed with an intrastate online poker offering for its citizens. Also, earlier in 2011, the Nevada Gaming Control Board announced that some companies had applied for licenses, but that the Board was holding off until the federal government announced a stance. With the change in Justice’s opinion, that Nevada regulatory body may be able to move forward with offering online intrastate poker to Nevada residents.

In response to this circumstance, in January 2012, one of our directors assigned to our company, as a contribution to capital, certain assets useful in the operation of an online poker website; our board of directors accepted such assigned assets, which were not assigned any value for financial reporting purposes.

Included in the contributed assets is the website known as TouchPoker.com and the software required to run the online poker operations. Until such time as we obtain the necessary licensing, the TouchPoker.com website will feature free Texas Hold ‘em virtual tables and, currently, is a for-entertainment-only site, legal for all users, including those in the United States.

As a Nevada corporation, it is our intention to seek a license for intrastate online poker in one or more jurisdictions. However, we can make no assurances that we will be successful in our efforts in this regard.

Our director initiated this action as a way of enhancing shareholder value, while we continue our efforts in developing our specialty food business.

“Certified” Louisiana

Because each of our products is produced locally in Louisiana, we applied for, and have been granted, a license by the Louisiana Department of Agriculture and Forestry to affix, as appropriate, the Department’s “Certified” logos to our products, as follows:

• “A Product of Louisiana: Certified”;

• “A Product of Louisiana: Certified Cajun”; and

• “A Product of Louisiana: Certified Creole”.

Our Products

Packaged Dry Products Sold Under Our “Louisiana Food Company” Brand Name

Jammin’ Jambalaya – A delicious, authentic taste of South Louisiana.

Acadiana Dirty Rice – A gift from the Heart of Cajun country.

Fais do-do Gumbo – It’ll have you dancing by the bottom of the bowl!

Breaux Bridge Etouffee – Acadian pioneer Firmin Breaux would be so proud.

Bon Temps Lou’siana Fry – Mardi Gras anytime you feel like it!

Pirogue Rice – A long-grain rice ideal for your favorite dishes.

Red Stick Red Beans – A worthy tribute to the State’s Capitol, Baton Rouge.

Elysian Fields Black-Eyed Peas – A memorable gourmet treat anytime you desire.

Coffee Products Sold Under Our “Voodoo Roast” Brand Name
Voodoo Roast Dark Voodoo Roast Decaf Voodoo Roast Medium Voodoo Roast Chicory Blend Voodoo Roast Seasonal Blend	To sip these delicious coffees is to understand great New Orleans flavor.

Sauce Products to be Sold Under Our “The Quarter’s” Brand Name
The Quarter’s Pasta Sauce – An Italian marinara sauce with a dash of New Orleans. The Quarter’s Creole Sauce – A faithful Creole-style sauce that’s great over rice.

These products are expected to be available during the first half of 2012.

Labels Capture South Louisiana

From the outset, our management has believed that the rich and diverse cultural heritage of South Louisiana would provide a natural source of inspiration for our product labels. As works of art, our product labels capture the movement and energy that is South Louisiana – they are “eye-grabbers”, and retailer and consumer response to the labels has been extremely positive.

Value and Convenience

Each of our company’s packaged dry products is priced such that a family of four is able to enjoy a delicious, semi-homemade meal for $10 or less. And, in less than 30 minutes, an authentic Cajun or Creole experience is on the table. Additionally, we believe our coffee stands tall against its competition – especially national brands – as the depth of flavor and the smooth finish of our coffee are striking and its price point competitive.

Our Competitive Strengths and Weaknesses

We believe our company has the following competitive strengths:

• Our products are high-quality, good-tasting and affordable;

• We have low overhead costs;

• Our product manufacture, packing and storage costs are included in our office lease; and

• Our online store is easily navigated by our customers and our distributors.

We believe our company has the following competitive weaknesses:

• Our products are new and do not enjoy brand name recognition;

• Our management does not possess experience in the specialty food industry;

• Our lack of a customer base to which to sell our specialty food products;

• Our limited operations;

• Our company possesses limited capital; and

• Our company has limited personnel.

Industry Overview

Packaged Dry Goods and Sauces. According to National Association for the Specialty Food Trade’s annual State of the Specialty Food Industry 2010, the specialty food industry represented more than $60 billion in U.S. sales, with 80% of these sales being made through retailers, including supermarkets, natural food stores and gourmet shops.

Coffee. We believe that the specialty coffee industry will continue to enjoy strong demand for its products. Several factors will contribute to this sustained demand for specialty coffee, including: consumer awareness of specialty coffee, due to its increasing availability; increased quality differentiation over commercial-grade coffees by consumers; and ease of preparation of specialty coffees resulting from the increased use of automatic drip coffee makers and home espresso machines.

Product Procurement and Production

Packaged Dry Goods and Sauces. We obtain the bulk products for our packaged dry goods from a small specialty food company, Cajun Fry Co., Inc., located in Pierre Part, Louisiana. We have entered into an oral agreement pursuant to which we purchase the Cajun Fry products in bulk. We, then, package and sell these dry products under our “Louisiana Food Company” brand name.

We will produce our own sauce products and market them under our “The Quarter’s” brand name.

Coffee. We have entered into an oral agreement with Covington, Louisiana-based New Orleans Roast, LLC, whereby this company produces, on our behalf, our coffee products in bulk. We, then, package and sell these coffee products under our “Voodoo Roast” brand name.

Quality Control

We use only first quality ingredients for our specialty food products. Our officers will assure strict adherence to our production procedures and quality standards for all products manufactured by us. These persons intend also to monitor production procedures and quality standards at each of the facilities from which we purchase, in bulk, our specialty food products. However, currently, we do not have a contractual right to inspect or monitor these third-party production facilities.

Ingredients

Packaged Dry Goods and Sauces. We use, and our suppliers use, only the best available ingredients in manufacturing our packaged dry products and coffee products. At this time, we do not anticipate any material restrictions on availability or shortages of ingredients that would have a significant impact on the production of our packaged dry products.

While all necessary ingredients are available from numerous independent suppliers locally, these ingredients are subject to fluctuations in price attributable to a number of factors, including weather conditions during the growing and harvesting seasons. At this time, we do not anticipate any material restrictions on availability or shortages of ingredients that would have a significant impact on the production of our sauces.

Coffee. The supplier of our bulk coffee products procures only the highest quality arabica beans available from the world’s coffee-producing regions through wholesale vendors. We believe this supplier and its sources of whole bean coffee to be reliable, in terms of both availability of supply and consistency of product quality.

National Distribution Agreement

We have entered into a distribution agreement with AMT Sales & Marketing / Consumer Product Management, an established food product manager in the specialty and natural food products industry. Under our agreement with AMT/CPM’s, we expect that our Jammin’ Jambalaya and Voodoo Roast coffee products will be the first to be placed by AMT/CPM.

AMT/CPM offer natural/specialty foods consulting and product management using cost efficient and effect sales strategies. AMT/CPM have broker partners located in Arizona, California, Colorado, Florida, Illinois, Iowa, Minnesota, New Jersey, North Carolina, South Carolina, Ohio, Oregon, Washington State, Texas, and Utah. AMT/CPM has established networks of food brokers across several channels of distribution, including smaller specialty stores, specialty for supermarket distributors, direct warehouse distribution, club and membership stores and larger mass merchandisers.

Charter Independent Distributor Program

With the backdrop of today’s sluggish economy and with the knowledge that Americans are resourceful, our management created our Charter Independent Distributor Program. This program is designed to be a low-entry-cost opportunity for individuals and small businesses to increase their monthly cash flow, by owning and operating a Louisiana Food Company distributorship on either a full-time or part-time basis. Under this program, for an initial, up-front investment, an individual or small business becomes a Charter Independent Distributor of our company’s products.

After securing our first Charter Independent Distributor near the end of 2010, we suspended this program, due to a lack of adequate funding with which to assure adequate inventories of our products. At such time as we obtain the needed funding, we will re-start this program, which showed great promise in its first stages. There is no assurance that, once re-started, this program will attracting persons who wish to become Charter Independent Distributors.

Online Store

General. As a part of our website, we have created an online store, through which customers are able to purchase all of our available specialty food products. In addition, we have created a password-protected section of our online store, through which our distributors will reorder products.

Convenient Shopping. Our online store is available 24 hours a day, seven days a week to all Internet users. This online store enables us to market our specialty food products in all areas. Through our planned Internet-based advertising program, we hope to attract an ever-increasing number of potential customers to our online store. We believe that the convenience of our online shopping experience and the quality of our products will cause first-time customers to become repeat customers.

Customer Service. We have established an e-mail based customer service program, by which customers are able to resolve order and product questions. In addition, it is our company’s policy to make all of our customers satisfied with their purchases.

Paying for Orders. To pay for orders, a consumer must use a credit card, which is authorized during the checkout process. Charges are assessed against the card when the order is placed. Our online store uses available security technologies, including 128-bit encoding encryption technology, to assure our customers of transactional security.

Distribution and Marketing

Promotion of Products. We intend to distribute our specialty food products throughout the United States. To achieve this objective, we have begun to implement a multi-faceted distribution and marketing strategy with respect to our lines of specialty food products. This distribution and marketing strategy includes the methods discussed below.

Internet Advertising. During Fiscal 2011, we expended a small sum of our available funds in advertising our products over the Internet via established Internet advertising systems, including Google AdSense®. We suspended these efforts, due to a lack of immediate effectiveness. However, our management believes that, with adequate funding, Internet advertising is capable of driving customer traffic to our website, which, we believe, will translate into sales of our specialty food products directly from our online store.

Charter Independent Distributor Program. After securing our first Charter Independent Distributor near the end of 2010, we suspended this program, due to a lack of adequate funding with which to assure adequate inventories of our products. At such time as we obtain the needed funding, we will re-start this program, which showed great promise in its first stages. There is no assurance that, once re-started, this program will attracting persons who wish to become Charter Independent Distributors.

National Retail Accounts. We plan also to distribute our products directly to national retail accounts based on purchase order relationships. These accounts would include grocery stores, convenience stores, retail drug stores and specialty food stores. To this end, during the fourth quarter of Fiscal 2011, we entered into our first distribution agreement with an established food product manager in the specialty and natural food products industry, AMT Sales & Marketing / Consumer Product Management, Under our agreement with AMT/CPM’s, we expect that our Jammin’ Jambalaya and Voodoo Roast coffee products will be the first to be placed by AMT/CPM.

Point-of-Purchase (POP) Materials. Initially, all of our specialty food products will be placed in custom display stands and accompanied by signage intended to attract the attention of shoppers and to promote further our “Louisiana Food Company” packaged dry products, our “The Quarter’s” sauce products and our “Tchoupitoulas Coffee Company” products. We intend to enhance our current POP materials by developing new promotional items on a periodic basis.

Transportation. To transport our specialty food products, we will contract with independent trucking companies to transport our products from our Edible Facility to distributors and retailers. Distributors will then re-stock and merchandise our products at their established retail outlets.

Future Brands

Our management has developed brand concepts that we intend to develop in the future, as funds become available for such efforts. These brands include Parkson FoodsTM, which has been reserved for locally-produced Louisiana food products that we develop or discover and that are not a match for the “Louisiana Food Company” brand name.

Insurance

We have purchased a product liability insurance policy that provides $1,000,000 in coverage. Our management believes this policy amount to be appropriate for our current level of operations.

Competition

Packaged Dry Goods and Sauces. The food business is highly competitive. We expect competition to intensify in the future. In our chosen industry segments, numerous brands and products compete for shelf space and sales, with competition based primarily on price, quality and convenience. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of large, vertically integrated, international companies. A vast majority of our competitors have broader product lines, as well as substantially greater financial and other resources available to them. There can be no assurance that we will be able to compete effectively. A failure to compete effectively will result in diminished revenue and will have a material adverse effect on our business, operating results and financial condition.

Coffee. The coffee market, in general, and the specialty coffee market, in particular, is highly competitive. We believe the specialty coffee market niche is one that depends heavily on brand presence for sustainable success. We attempt to compete within the industry by promoting our interesting brand name, Voodoo Roast, as well as the superior taste and quality of our coffee, rather than the price of our products. In retail outlets, such as supermarkets, our products compete directly with large purveyors of specialty and non-specialty coffees that have established brand names and retail shelf presence. On the Internet, at least initially, it will be difficult for us to attract a significant number of purchasers. We may not be successful in attracting retail customers for our coffee products.

Regulatory Matters

The production and marketing of our specialty food products are subject to the rules and regulations of various Federal, state and local health agencies, including the U.S. Food and Drug Administration (“FDA”). Regulations apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sale. For example, our products, and their manufacturing, labeling, marketing and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws and state warning and labeling laws. The FDA also regulates labeling of our products. From time to time, we may receive notification of various technical labeling or ingredient reviews with respect to our products. Currently, we and, to our knowledge, our suppliers are in compliance with all applicable laws and regulations as they relate to our products. As our product offerings expand, we intend to establish a compliance program to ensure compliance with production, marketing and labeling regulations.

We are also subject to the laws and regulations applicable to business operations, such as business licensing requirements, health department standards, income taxes and payroll taxes. In this regard, there are no regulatory notifications or actions currently outstanding against us.

Intellectual Property

We regard our trademarks, service marks, business know-how and proprietary recipes as having significant value and as being an important factor in the marketing of our specialty food products. Our policy is to establish, enforce and protect our intellectual property rights using the intellectual property laws.

We are the owner of the following trademarks: Louisiana Food CompanyTM, The Quarter’sTM, Voodoo Roast CoffeeTM, Tchoupitoulas Coffee CompanyTM and Parkson FoodsTM. In the near future, we intend to file for registration of these trademarks with the U.S. Patent and Trademark Office.

We also own an array of proprietary recipes that we use, or intend to use, in our business.

Description of Property

Our approximately 1,400 square-foot leased offices are located in Baton Rouge, Louisiana. Our monthly rent is $850, under a 15-month lease expiring in January 2013. We expect that such facility will be adequate for the foreseeable future. We currently do not own any real property.

Employees

We currently have no employees other than our President and Vice President. Our business development, corporate administration and business operations are overseen directly by our President. Our Vice President oversees record keeping and financial reporting functions. We intend to hire a small number of employees, at such times as our business conditions warrant. We have used, and, in the future, expect to use, the services of certain outside consultants and advisors as needed, on a consulting basis.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease an office/warehouse facility in Baton Rouge, Louisiana, at a monthly rental of $850. We own office equipment necessary to conduct our current business.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4. Submission of Matters to Vote of Security Holders

No matter was submitted to our shareholders during the three months ended September 2011. Subsequent to September 30, 2011, on November 16, 2011, holders of a majority of our outstanding shares took action by written consent in lieu of a meeting, whereby such persons approved an increase in the authorized number of shares of our common stock from 50,000,000 to 500,000,000.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board, under the symbol “LUSI”. The table below sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by the OTC Bulletin Board.

Period Ended		High*	Low*
2011	March 31 June 30 September 30 December 31	no trading $1.50 $1.20 $.0525	no trading $1.00 $.022 $.0103

You should note that our common stock is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders

On January 12, 2012, the number of record holders of our common stock, excluding nominees and brokers, was 42 holding 29,530,000 shares.

Dividends

We have never paid cash dividends on our common stock. We intend to re-invest any future earnings into our company for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Individual Compensation Arrangements	-0-	-0-	-0-

Recent Issuances of Unregistered Securities

During the three months ended September 30, 2011, we did not issue unregistered securities that have not been reported previously.

Subsequent to September 30, 2011, we issued unregistered securities, as follows:

1. (a) Securities Sold. In October 2011, we issued a $42,500 principal amount convertible promissory note, bearing interest at 8% per annum and payable on demand; (b) Underwriter or Other Purchasers. Such convertible promissory note was issued to Asher Enterprises, Inc.; (c) Consideration. Such convertible promissory note was issued pursuant to a securities purchase agreement; (d) Exemption from Registration Claimed. The convertible promissory note is exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering; and (e) Terms of Conversion or Exercise. The convertible promissory note may be converted into shares of common stock at a variable rate based on then-current market prices.

2. (a) Securities Sold. In October 2011, 1,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Rage Marketing, Inc.; (c) Consideration. Such shares of common stock were issued in payment of consulting services and were valued at $.015 per share, an aggregate value of $15,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

3. (a) Securities Sold. In October 2011, 250,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Louis E. Silver; (c) Consideration. Such shares of common stock were issued in payment of consulting services and were valued at $.04 per share, an aggregate value of $10,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

4. (a) Securities Sold. In November 2011, we issued a $32,500 principal amount convertible promissory note, bearing interest at 8% per annum and payable on demand; (b) Underwriter or Other Purchasers. Such convertible promissory note was issued to Asher Enterprises, Inc.; (c) Consideration. Such convertible promissory note was issued pursuant to a securities purchase agreement; (d) Exemption from Registration Claimed. The convertible promissory note is exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering; and (e) Terms of Conversion or Exercise. The convertible promissory note may be converted into shares of common stock at a variable rate based on then-current market prices.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, we may be required to make adjustments to these estimates in future periods.

Litigation and Tax Assessments. Should we become involved in lawsuits, we intend to assess the likelihood of any adverse judgments or outcomes of any of these matters as well as the potential range of probable losses. A determination of the amount of accrual required, if any, for these contingencies will be made after careful analysis of each matter. The required accrual may change from time to time, due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters.

Additionally, in the future, we may become engaged in various tax audits by federal and state governmental authorities incidental to our business activities. We anticipate that we will record reserves for any estimated probable losses for any such proceeding.

Stock-Based Compensation. We account for stock-based compensation based on the provisions of Accounting Standard Codification (“ASC”) 718 Share Based Payments. ASC 718 requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date. The scope of ASC 718 encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

Recent Accounting Pronouncements. There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

Cautionary Statement

The following discussion and analysis should be read in conjunction with the balance sheet as of September 30, 2011, and the financial statements for the year ended September 30, 2011, included elsewhere herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Overview

While we are a business in the early-stage of development, we have begun to derive revenues from our operations, through sales to retail grocery stores and through our online store. Our current focus is on (1) sales to established food distributors, (2) direct sales to retail grocery stores, (3) developing our Charter Independent Distributor Program and (4) sales through our web site, www.louisianafoodcompany.com.

In order to accelerate the growth of our business, we will need to obtain additional capital. We intend to apply additional capital, as and if obtained, to the pursuit of nation retail accounts, the expansion of our Charter Independent Distributor Program, the and to the expansion of sales through our web site, primarily through Internet advertising strategies.

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

Recent Event

In December 2011, the U.S. Department of Justice (“Justice”) issued an opinion that sparked renewed hope for, and interest in, the development of online, intrastate poker in the United States. In fact, prior to Justice’s opinion, the State of Nevada had passed legislation that would allow for companies to offer online poker and the new ruling may allow that state to proceed with an intrastate online poker offering for its citizens. Also, earlier in 2011, the Nevada Gaming Control Board announced that some companies had applied for licenses, but that the Board was holding off until the federal government announced a stance. With the change in Justice’s opinion, that Nevada regulatory body may be able to move forward with offering online intrastate poker to Nevada residents.

In response to this circumstance, in January 2012, one of our directors assigned to our company, as a contribution to capital, certain assets useful in the operation of an online poker website; our board of directors accepted such assigned assets, which were not assigned any value for financial reporting purposes.

Included in the contributed assets is the website known as TouchPoker.com and the software required to run the online poker operations. Until such time as we obtain the necessary licensing, the TouchPoker.com website will feature free Texas Hold ‘em virtual tables and, currently, is a for-entertainment-only site, legal for all users, including those in the United States.

As a Nevada corporation, it is our intention to seek a license for intrastate online poker in one or more jurisdictions. However, we can make no assurances that we will be successful in our efforts in this regard.

Our director initiated this action as a way of enhancing shareholder value, while we continue our efforts in developing our specialty food business.

Beginning with the three months ended March 31, 2012, our disclosure will reflect the addition of this new online gaming business segment.

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

Based on our current business plan, we expect to incur operating losses for at least the first two quarters of Fiscal 2012. However, because our specialty food products are new, we cannot predict the levels of our future sales.

To date, we have sold our products to only a small number of customers. We do not have a formal relationship with any of our customers and they may, in their sole discretion and without penalty, cease purchasing our specialty food products. Our only other channel of distribution is through our website, which has generated only a small level of sales revenues.

We have a single source for our packaged dry products and a single source for our coffee products. Each of these suppliers is located within 60 miles of our production, packaging and distribution location in Baton Rouge, Louisiana. We have not entered into any formal supply agreements with these suppliers. We are required to pay in full for inventory purchased from these suppliers, upon our receipt of their shipments. If the prices charged by these suppliers increase and we are not able to pass on the increased prices to our customers, then our margins would be reduced, which would, in turn, adversely affect our future profitability.

Results of Operations

Period from Inception (August 17, 2010) Through September 30, 2010 (“Prior Period”), versus Year Ended September 30, 2011 (“Current Period”). During the Current Period, we generated $9,142 in revenues from sales of our specialty food products; we did not generate any revenues during the Prior Period. We expect that our revenues will increase during the remainder of Fiscal 2012, assuming we obtain a small level of additional capital. However, due to our current lack of available capital with which to market our products, we cannot predict the exact levels of such expected increases.

For the Current Period, we incurred a net loss of $104,678. Our operations for the Current Period were negatively impacted by a lack of capital caused by (1) unexpected delays in our obtaining a trading symbol for our common stock and (2) our withdrawal from registration of the shares of our common stock that we intended to sell in a Direct Public Offering – this withdrawal from registration was effected, following our advice from FINRA that a trading symbol would not be assigned to our common stock for so long as we maintained the registration of our Direct Public Offering and our selling shareholder offering. This determination was made by our board of directors, having determined such course of action to be in the best interests of our company and our shareholders.

While we did not issue shares of our common stock in payment of services during the Current Period, we did issue shares in payment of services during our first fiscal quarter of Fiscal 2012 and it is possible that, if we lack the cash needed to obtain necessary services, we would issue additional shares of common stock in payment thereof. By issuing common stock in payment of these necessary services, we would be able to better preserve our then-available cash.

Plan of Operations

Our Plan of Operations for our specialty food products, which is detailed in the following paragraphs, generally involves the development of distribution channels for our specialty food products, as well as our locating food-related business opportunities in the State of Louisiana.

We have developed the following specialty food products:

Packaged Dry Products: Our Jammin’ Jambalaya, Acadiana Dirty Rice, Bayou Moon Jamasta, Breaux Bridge Etouffee, Fais do-do Gumbo and Bon Temps Lou’siana Fry are currently available to purchasers. We expect that our Red Stick Red Beans, Elysian Fields Black-Eyed Peas and Pirogue Rice will be available during the first quarter of 2012.

Sauce Products: We expect that our The Quarter’s Pasta Sauce and The Quarter’s Creole Sauce will be available to purchasers during the first quarter of 2012.

Coffee Products: Our Voodoo Roast Dark, Voodoo Roast Medium, Voodoo Roast Dark (Decaf) and Voodoo Roast Chicory Blend products are currently available to purchasers.

A portion of funds that we obtain in the future will be applied to the expansion of our distribution channels. Specifically, we intend to expend funds in advertising for participants in our Charter Independent Distributor Program. Our advertising will be done in local newspapers around the United States and over the Internet via one or more of the existing Internet advertising systems, such as Google AdSense®. Additionally, we intend to use Internet advertising to entice retail consumers to purchase our specialty food products directly from our online store that is a part of our web site, www.louisianafoodcompany.com.

As we increase our sales, we will apply available funds to the expansion of our food manufacturing capabilities. We intend to produce our wet products at a certified commercial kitchen facility housed within our corporate headquarters premises and we expect that this kitchen will be adequate for at least the next year.

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

With respect to our recently formed online gaming business, we do not expect to, nor do we believe it necessary to, devote significant funds to its development, during the time we are pursuing a license. There can be no prediction made with respect to whether or when we will be able to obtain the licensing needed to operate an intrastate online poker website.

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

Liquidity

As at September 30, 2011.

Working Capital. At September 30, 2011, we had a working capital deficit of $31,274 and a cash balance of $500. Since our inception, we have raised a total of $82,550 from private sales of our common stock and obtained a total of $14,300 in loans from shareholders and third parties. Our cash position is expected to improve as we collect our accounts receivable during the first quarter of Fiscal 2012. Currently, we are seeking additional funding from private sources.

Cash Flows. For the Year Ended September 30, 2011, we used $81,730 in our operating activities. Our investing activities used $793 in cash. Our financing activities provided $60,670 in cash, which we received from private sales of our common stock ($30,550) and loans from shareholders and third parties ($29,300).

Contractual Obligations

To date, we have not entered into any significant long-term obligations that require us to make monthly cash payments, except the lease agreement for our corporate headquarters and commercial kitchen faciltiy, which expires in January 2013. Our monthly obligation under this lease is $850.

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

Capital Expenditures

During the year ended September 30, 2011, we made minimal capital expenditures. Should we obtain at least $50,000 in additional funding, we expect to purchase selected items of equipment for use in the production of our specialty food products, including product packaging equipment. However, we cannot predict the exact amount of these potential capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The required financial statements appear at the end of the Annual Report on Form 10-K, beginning on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Exchange Act) for our company. Based on our management’s evaluation of our disclosure controls and procedures as of September 30, 2011, our management has concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to our management, including our Principal Executive Officer and Acting Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

• provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer and our acting chief financial officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

As of September 30, 2011, our chief executive officer and acting chief financial officer identified material weaknesses in our internal control over financial reporting and have formulated a plan by which to cure these identified weaknesses. A material weakness would be a deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a deficiency, or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected and corrected on a timely basis.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of September 30, 2011:

• We lack an effective and efficient close the books process to timely prepare for audits and financial reporting deadlines.

• We lack sufficient accounting personnel to establish an effective segregation of duties.

• We lack sufficient accounting personnel that have an appropriate knowledge of GAAP to effectively complete our financial reporting and we were required to record material adjustments to the September 30, 2011, financial statements to bring them into compliance.

Management’s Remediation Initiatives

We are planning to undertake remedial measures to establish effective segregation of duties and disclosure controls, including the expansion and training of our accounting department to better enable us to close our books, meet our reporting deadlines and implement appropriate disclosure controls.

Changes in Internal Control over Financial Reporting

During the last quarter of our fiscal year ended September 30, 2011, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Amendment to Articles of Incorporation

Effective November 17, 2011, we filed an articles of amendment to our articles of incorporation. Pursuant to this amendment, we increased the authorized number of shares of our common stock from 50,000,000 to 500,000,000.

Loan Transactions

In October 2011, we borrowed $42,500 from a third party, through the issuance of a convertible promissory note, payable in June 2012, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of our common stock. On the date of issuance, this promissory note was convertible into an aggregate of approximately 10,000,000 shares of our common stock.

In November 2011, we borrowed $32,500 from a third party, through the issuance of a convertible promissory note, payable in August 2012, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of our common stock. On the date of issuance, this promissory note was convertible into an aggregate of approximately 10,000,000 shares of our common stock.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The following table sets forth the officers and directors of Louisiana Food Company.

Name	Age	Position(s)
David Loflin Waddell D. Loflin	54 62	President and Director Vice President, Chief Financial Officer, Secretary and Director

Our current officers and directors serve until the next annual meeting of our Board of Directors or until their respective successors are elected and qualified. All officers serve at the discretion of our Board of Directors. Certain information regarding the backgrounds of each of the officers and directors is set forth below.

David Loflin has served as President and director of our company, since our inception in August 2010. From June 2003 through September 2010, Mr. Loflin served as an officer and director of Santeon Group, Inc., a publicly-traded company (Symbol: SANT) (see “Information Regarding Santeon Group, Inc.” below), with his last position having been as a vice president.

Based on Mr. Loflin’s experience as a director and chief executive officer of public companies (USURF America, Inc. and Santeon, Inc.) since 1997 and his extensive understanding of the restaurant business from his past ownership of restaurants in the Baton Rouge, Louisiana, area, it was determined that Mr. Loflin is qualified to serve in his current positions with our company.

Waddell D. Loflin has served as Vice President and director of our company, since our inception in August 2010. Since January 2009, Mr. Loflin has operated as an independent business consultant. From June 2003 through to January 2009, Mr. Loflin served as an officer and director of Santeon Group, Inc. (see “Information Regarding Santeon Group, Inc.” below).

Based on Mr. Loflin’s experience as a director and executive officer, including acting chief financial officer, of public companies (USURF America, Inc. and Santeon, Inc.) since 1997 and his extensive understanding of the restaurant business from his past ownership of restaurants in the Baton Rouge, Louisiana, area, it was determined that Mr. Loflin is qualified to serve in his current positions with our company.

Information Regarding Santeon Group, Inc. From June 2003 through 2004, Santeon Group (under the corporate name Air-Q Wi-Fi Corporation) engaged in the wireless Internet access business. From January 2005 through 2008, Santeon Group (under the corporate name Diamond I, Inc.) pursued the commercial placement of a hand-held wireless gaming system for use primarily in casinos, opened several online “casinos”, i.e., Internet web sites offering poker and other card games “for entertainment purposes only”, with a plan to derive revenues from its “click-through advertising” program, and pursued the development of an online biofuels exchange. Following a change-in-control transaction, occurring in January 2009, until June 2010, Santeon Group (under the corporate name ubroadcast, inc.), operated an Internet broadcasting website, www.ubroadcast.com. In June 2010, Santeon Group shifted its focus to the development and sale of information management products.

Promoter

Our legal counsel, Newlan & Newlan, is considered a promoter of our company.

Corporate Governance

Committees; Meetings of the Board. We do not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are to be conducted by our Board of Directors meeting as a whole.

During Fiscal 2011, our Board of Directors took action by unanimous written consent in lieu of a meeting on 14 occasions; our Board of Directors has not yet held a meeting.

Audit Committee. Our Board of Directors has not established an audit committee. The functions of an audit committee are currently performed by our entire Board of Directors. We are under no legal obligation to establish an audit committee and our Board of Directors has elected not to do so. This decision was made so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. We may establish an audit committee in the future, if our Board of Directors determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Independence of Board of Directors

Neither of our directors is “independent”, within the meaning of definitions established by the SEC or any self-regulatory organization. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors.

Compensation of Directors

None of our current directors is paid for his services as directors.

Shareholder Communications with Our Board of Directors

Our company welcomes comments and questions from our shareholders. Shareholders should direct all communications to our President, David Loflin, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to respond individually to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC, so that all shareholders have access to information about us at the same time. Mr. Loflin collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties, unless the communication is clearly frivolous.

Code of Ethics

As of the date of this Prospectus, our Board of Directors has not adopted a code of ethics with respect to our directors, officers and employees.

Limitation of Liability and Indemnification

Our Articles of Incorporation provide that we shall indemnify our directors and officers to the fullest extent permitted by Nevada law and that none of our directors will be personally liable to our company or our shareholders for monetary damages for breach of fiduciary duty as a director, except for liability:

• for any breach of the director’s duty of loyalty to our company or our shareholders;

• for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of the law;

• under Nevada law for the unlawful payment of dividends; or

• for any transaction from which the director derives an improper personal benefit.

These provisions require us to indemnify our directors and officers unless restricted by Nevada law and eliminate our rights and those of our shareholders to recover monetary damages from a director for breach of his fiduciary duty of care as a director except in the situations described above. The limitations summarized above, however, do not affect our ability or that of our shareholders to seek non-monetary remedies, such as an injunction or rescission, against a director for breach of his fiduciary duty.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Executive Compensation

The following table sets forth certain compensation information for our executive officers for (A) the fiscal year ended September 30, 2011, and (B) for the period from inception (August 17, 2010) through September 30, 2010. The foregoing persons are collectively referred to herein as the “named executive officers”.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
David Loflin	2011	8,466(1)	---	---	---	---	---	---	8,466
President	2010	---(1)	---	---	---	---	---	1,638(2)	1,638(2)
Waddell D. Loflin	2011	2,609(3)	---	---	---	---	---	---	2,609
Vice President, Acting Chief Financial Officer, Secretary and Treasurer	2010	---(3)	---	2,500(4)	---	---	---	---	2,500(4)

(1) Mr. David Loflin, our President, currently has committed to provide up to 30 hours per week providing management services to us. His cash remuneration is not paid on a regular basis.

(2) As part of our initial capitalization, we issued Mr. David Loflin 2,000,000 warrants to purchase a like number of shares of our common stock. $1,638 of the value of these warrants was recorded as compensation expense in our financial statements.

(3) Mr. Waddell Loflin, our Vice President, Acting Chief Financial Officer and Secretary, currently has committed to provide up to 30 hours per week providing management services to us. His cash remuneration is not paid on a regular basis.

(4) We issued 500,000 shares of our common stock to Mr. Waddell Loflin as a retention bonus, which shares were valued by our Board of Directors at $2,500.

Currently, our management is unable to estimate accurately when our company will generate sufficient revenues for the payment of salaries to our management. Also, our Board of Directors has yet to determine the level of compensation that is to be paid to any of our management personnel.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of our company, pursuant to any presently existing plan provided or contributed to by our company.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

We have not entered into employment agreements with either of our officers; we expect to enter into employment agreements with these persons at an as-yet determined time in the future.

Our officers perform employee-like services for us on a part-time basis. Each of these persons has committed to working up to 30 hours per week for the benefit of our company. These persons have not been compensated for their services to date and have agreed to work for no cash remuneration, until such time as we generate sufficient revenues for the payment of salaries to our management.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer's employment or from a change in control or a change in an executive officer's responsibilities following a change in control.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at September 30, 2011, for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expira-tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None	---	---	---	---	n/a	---	n/a	---	---

Director Compensation

Our directors receive no compensation for their serving as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by (i) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants and other convertible securities held by that person are deemed to be outstanding if the warrants or other convertible securities are exercisable within 60 days of the date hereof.

Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Louisiana Food Company, 17485 Opportunity Drive, Suite E, Baton Rouge, Louisiana 70817.

	Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent (1)
David Loflin	12,500,000 (2)	35.72%
Waddell D. Loflin	500,000	1.43%
Newlan & Newlan	6,800,000 (2)	19.43%
All directors, executive officers and founders as a group (3 persons)	19,800,000 (3)	56.58%

* Less than 1%.

(1) Based 34,990,000 shares of our common stock outstanding, which number of shares includes 5,460,000 shares underlying certain warrants that are currently convertible.

(2) 2,000,000 of these shares are unissued, but underlie currently exercisable warrants.

(3) 4,000,000 of these shares are unissued, but underlie currently exercisable warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pre-incorporation Agreement

In August 2010, three of our shareholders, David Loflin, our President, Paul J. Goldman, M.D. and Newlan & Newlan, our legal counsel, entered into a pre-incorporation agreement. This agreement contained the following provisions:

• Securities Issuances. Mr. Loflin, Dr. Goldman and Newlan & Newlan purchased securities of our company, as follows:

• David Loflin purchased 13,000,000 shares of Common Stock and 2,000,000 warrants to purchase a like number of shares of Common Stock at an exercise price of $.10 per share, for items of personal property and intellectual property valued by our Board of Directors at $13,000.

• Paul J. Goldman, M.D. purchased 600,000 shares of Common Stock and 180,000 warrants to purchase a like number of shares of Common Stock at an exercise price of $.10 per share, for $6,000 in cash.

• Newlan & Newlan, our legal counsel, was issued 5,000,000 shares of Common Stock and 2,000,000 warrants to purchase a like number of shares of Common Stock at an exercise price of $.10 per share, in payment of $10,000 in legal services.

• Voting Agreement. The original terms of this agreement required the parties to vote for David Loflin as a director of our company. This voting agreement has been terminated by the parties.

Retention Bonus

In August 2010, we issued 500,000 shares of our common stock to one of our officers, Waddell D. Loflin, as a retention bonus, which shares were valued by our Board of Directors at $2,500, in the aggregate.

Director and Officer Indemnification

Our amended and restated certificate of incorporation contains provisions limiting liability of directors. In addition, we have entered into agreements to indemnify our directors and officers to the fullest extent permitted under Delaware law. Please see “Item 10. Directors, Executive Officers and Corporate Governance”.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal year ended September 30, 2011, for the period from inception (August 17, 2010) through September 30, 2010, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

	Fiscal Year Ended September 30, 2011	Period from Inception (August 19, 2010) through September 30, 2010
Audit Fees Audit related fees Tax All other fees	$6,000 $0 $0 $0	$11,000 $0 $0 $0

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

1. Financial Statements

• Report of Independent Registered Public Accounting Firm

• Balance Sheets as of September 30, 2011 and 2010

• Statements of Operations for the Years Ended September 30, 2011 and 2010, and for the Period from Inception (August 17, 2010) to September 30, 2011

• Statements of Stockholders’ Equity for the Years Ended September 30, 2011 and 2010, and for the Period from Inception (August 17, 2010) to September 30, 2011

• Statements of Cash Flows for the Years Ended September 30, 2011 and 2010, and for the Period from Inception (August 17, 2010) to September 30, 2011

• Notes to Financial Statements

2. Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3. Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit No.	Description
3.1 *	Articles of Amendment to Articles of Incorporation of Registrant.
10.1 *	Securities Purchase Agreement between Registrant and Asher Enterprises, Inc.
10.2 *	Convertible Promissory Note, $42,500 face amount.
10.3 *	Securities Purchase Agreement between Registrant and Asher Enterprises, Inc.
10.4 *	Convertible Promissory Note, $32,500 face amount.
22.1 *	Subsidiaries of Registrant.
31.1 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on January 12, 2012, on its behalf by the undersigned, thereunto duly authorized.

LOUISIANA FOOD COMPANY

By: /s/ DAVID LOFLIN

David Loflin

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on January 12, 2011, by the following persons on behalf of the Registrant, in the capacities indicated:

/s/ DAVID LOFLIN
David Loflin President (Principal Executive Officer) and Director

/s/ WADDELL D. LOFLIN
Waddell D. Loflin Vice President, Acting Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, Treasurer and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders Louisiana Food Company:
We have audited the accompanying balance sheets of Louisiana Food Company (the “Company”) (a development stage company) as of September 30, 2011 and 2010, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years ended September 31, 2011 and 2010 and the period from inception (August 17, 2010) through September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisiana Food Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the period from inception (August 17, 2010) through September 30, 2011, in conformity with generally accepted accounting principles in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained a net loss from operations and has an accumulated deficit during the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The accumulated equity (deficit) during the development stage for the period from the date of inception (August 17, 2010) through September 30, 2011 is $140,039.
PMB Helin Donovan, LLP
/s/ PMB HELIN DONOVAN, LLP
January 12, 2012
Dallas, Texas

	LOUISIANA FOOD COMPANY (A Development Stage Company)
BALANCE SHEETS
	September 30, 2011 and 2010
ASSETS
Current assets	2011	2010
Cash and cash equivalents	$500	$22,353
Inventory	3,389	5,031
Deposits	603	603
Total current assets	4,492	27,987
Equipment, net of accumulated depreciation of $715 and $55	2,078	1,945
Intangible assets	10,483	10,483
Total assets	$17,053	$40,415
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$820	$ ---
Accounts payable and accrued expenses	17,551	---
Accrued rent	2,650	---
Accrued interest	445	---
Notes payable - shareholders	14,000	---
Loan payable - director	300	---
Total current liabilities	35,766	---
Commitments and contingencies	–	–
Stockholders’ equity
Preferred stock, $.001 par value: 5,000,000 shares authorized; zero and zero shares issued and outstanding	---	---
Common stock, $.001 par value: 50,000,000 shares authorized; 28,280,000 and 25,700,000 shares issued and outstanding, respectively	28,280	25,700
Additional paid-in capital	93,046	65,076
Subscription receivable	---	(15,000)
Deficit accumulated during development stage	(140,039)	(35,361)
Total stockholders’ equity (deficit)	(18,713)	40,415
Total liabilities and stockholders’ equity	$17,053	$40,415
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended September 30, 2011 and 2010, and the Period from Inception (August 17, 2010) to September 30, 2011
	Year Ended 9/30/11	Year Ended 9/30/10	Period from Inception (8/17/10) to 9/30/11
Revenues	$9,142	$ ---	$9,142
Cost of sales	3,532	---	3,532
Gross profit	5,610	---	5,610
Expenses
Compensation	10,242	4,138	14,380
Consulting	10,860	10,860	21,720
Legal and professional	12,950	16,638	29,588
Depreciation and amortization	660	55	715
Corporate expenses	35,210	1,056	36,266
Rent	4,770	469	5,239
General and administrative	34,587	2,145	36,732
Total operating expenses	109,279	35,361	144,640
Other expense
Other expenses	564	---	564
Interest expense	445	---	445
Total other expense	1,009	---	1,009
Loss before income taxes	(104,678)	(35,361)	(140,039)
Provision for income taxes	---	---	---
Net loss	$(104,678)	$(35,361)	$(140,039)
Loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic and diluted	26,762,334	22,134,883
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
	For the Years Ended September 30, 2011 and 2010, and the Period from Inception (August 17, 2010) to September 30, 2011
	Common Stock, $.001 par value
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated during Development Stage	Stockholders’ (Deficit) Equity
Balance, August 17, 2010	---	$ ---	$ ---	$ ---	$ ---	$ ---
Stock issued for property at $.001 per share	13,000,000	13,000	---	---	---	13,000
Stock issued for services at $.002 per share	5,000,000	5,000	5,000	---	---	10,000
Stock issued for cash at $.01 per share	3,700,000	3,700	33,300	---	---	37,000
Stock issued for cash at $.01 per share	1,500,000	1,500	13,500	(15,000)	---	---
Stock issued for bonus at $.01 per share	500,000	500	2,000	---	---	2,500
Stock issued for services	2,000,000	2,000	8,000	---	---	10,000
Warrants issued for services	---	---	3,276	---	---	3,276
Net loss	---	---	---	---	(35,361)	(35,361)
Balance, September 30, 2010	25,700,000	$25,700	$65,076	$(15,000)	$(35,361)	$40,415
Cash received for subscription receivable	---	---	---	15,000	---	15,000
Stock issued for cash at $.01 per share	1,200,000	1,200	10,800	---	---	12,000
Stock issued for cash at $.01246 per share	1,200,000	1,200	13,750	---	---	14,950
Stock issued for cash at $.02 per share	180,000	180	3,420	---	---	3,600
Net loss	---	---	---	---	(104,678)	(104,678)
Balance, September 30, 2011	28,280,000	$28,280	$93,046	$ ---	$(140,039)	$(18,713)
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended September 30, 2011 and 2010, and the Period from Inception (August 17, 2010) to September 30, 2011
	Year Ended 9/30/11	Year Ended 9/30/10	Period from Inception (8/17/10) to 9/30/11
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(104,678)	$(35,361)	$(140,039)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	660	55	715
Bad debt expense	8,280	---	8,280
Non-cash operating expenses	---	25,776	25,776
(Increase) in accounts receivable	(8,280)	---	(8,280)
(Increase) in deposits	---	(603)	(603)
(Increase) decrease in inventory	1,642	(2,514)	(872)
Increase in accounts payable and accrued expenses	20,646	---	20,646
Net cash used for operating activities	(81,730)	(12,647)	(94,377)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(793)	(2,000)	(2,793)
Net cash used in investing activities	(793)	(2,000)	(2,793)
CASH FLOWS FROM FINANCING ACTIVITIES
Overdrafts	820	---	820
Proceeds from sale of common stock for cash	30,550	52,000	82,550
Subscription receivable	15,000	(15,000)	---
Proceeds from notes payable, net	14,300	---	14,300
Net cash provided by financing activities	60,670	37,000	97,670
NET CHANGE IN CASH	21,853	22,353	500
Cash, beginning of period	22,353	---	---
Cash, end of period	$500	$22,353	500
Supplemental disclosure:
Interest paid	$ ---	$ ---	$ ---
Income taxes paid	$ ---	$ ---	$ ---
Non-cash financing and investing activities
Stock issued for services	$ ---	$20,000	$20,000
Stock issued for inventory and intangible asset	$ ---	$13,000	$13,000
Stock issued for bonus	$ ---	$2,500	$2,500
Warrants issued for services	$ ---	$3,276	$3,276
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
NOTE 1. THE COMPANY
Louisiana Food Company (the “Company”) was incorporated in the State of Nevada on August 17, 2010 (“Inception”). The Company’s focus is on the development and commercial exploitation of food-related business opportunities in the State of Louisiana. To date, the Company has developed a line of packaged specialty food products, a line of specialty pasta sauces and a line of specialty coffee products, and sells these specialty food product lines to distributors, retailers and over the Internet. Because each of the Company’s products is produced locally in Louisiana, the Louisiana Department of Agriculture and Forestry has granted the Company a license to affix the Department’s “Certified” logos on the Company’s products.
Liquidity and Management Plans
At September 30, 2011, the Company had cash and cash equivalents of $500, a working capital deficit of $31,274 and an accumulated deficit during the development stage of $140,039. Due to the Company’s lack of capital, management has minimized, to the extent possible, all expenditures. The Company plans to seek additional funds, equity or debt, to support its operations. The Company’s management is unsure about the Company’s ability to meet its working capital needs in future periods.
Going Concern
The Company has incurred losses totaling $140,039 from its Inception through September 30, 2011, and had a working capital deficit at September 30, 2011. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.
There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations or execute its business plan.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Company refers to the ASC Codification as the sole source of authoritative literature.
Development Stage Company
The Company has not generated revenue since Inception. The accompanying financial statements have, therefore, been prepared using the accounting format prescribed for a development stage company in ASC 915.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting of amounts of revenues and expenses during the reported period. Significant estimates include valuation of receivables, inventory and stock warrants. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.
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
At September 30, 2011, the Company reserved of one of its “aged” accounts receivable in the amount of $8,280. This reserved amount is included as bad debt expense under general and administrative expenses in the accompanying statements of operations.
The Company does not have any off-balance-sheet credit exposure to its customers.
Inventory
Inventory is composed of coffee and food items needed to formulate the Company’s branded products and are stated at lower of cost (first in, first out) or market through the use of a valuation allowance. In order to assess the ultimate realization of inventories, the Company makes judgments as to future demand compared to current inventory levels.
Property and Equipment
Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful life of the Company’s equipment is three years. Depreciation expense for the period from Inception to September 30, 2011, was $715.
Intangible Assets
Intangibles consist of trade names, trademarks, brand names and recipes. Purchased trademarks are initially measured based on their fair values. Trademarks include purchased trademarks, brand names, logos or other recognizable symbols associated with the Company's products. Trademarks are not amortized because they have indefinite lives. Assets determined to have indefinite lives are no longer amortized in accordance with ASC 350, Goodwill and other Intangibles, but are tested for impairment on an annual basis. The carrying amount of intangibles not subject to amortization is $10,483 as of September 30, 2011.
The Company evaluates the recoverability of identifiable intangible assets annually or whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows are less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the period from Inception through September 30, 2011, the Company recorded no impairment losses related to an intangible asset.
Fair Value of Financial Instruments
The Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis in August 2010, and such adoption did not have a material impact on the Company’s financial statement disclosures. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The levels of the fair value hierarchy established by ASC 820 are:
Level 1:	inputs are quoted prices, unadjusted, in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2:	inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. A Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3:	inputs are unobservable and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.
At September 30, 2011, the Company does not have any assets or liabilities which are recorded at fair value on a recurring basis.
The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash and cash equivalents and other current assets, to approximate the fair value of the respective assets at September 30, 2011, based upon the short-term nature of the assets. The carrying value of certain of the financial instruments, of other current assets, approximate fair value due to their short maturities.
Equity Instruments Issued to Parties Other than Employees for Acquiring Goods or Services
The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of ASC 505-50-30. Pursuant to ASC 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete, the date on which it is probable that performance will occur or the date of issuance of the equity instrument.
Provision for Income Taxes
Income taxes are calculated based upon the liability method of accounting in accordance with ASC 750-10-60, Income Taxes. In accordance with ASC 750-10-60, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow for recognition of such an asset. In addition, realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the recognition of tax benefits recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information. The Company had minimal impact from adoption of this Interpretation.
Net Income (Loss) per Common Share
The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.
Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. At September 30, 2011, there were potentially dilutive securities outstanding consisting of warrants convertible into 5,460,000 shares of common stock.
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.
Subsequent Events
The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing.
Concentrations of Risk
The Company currently has only a single source for its packaged dry products and coffee products. The Company’s market is currently concentrated in the State of Louisiana and, through the Internet and its distributor program, is attempting to broaden its market to other states. At September 30, 2011, the Company has a very small established customer base.
Property
The Company does not own any real property. The Company currently leases a office/warehouse facility in Baton Rouge, Louisiana, which contains an approved kitchen facility.
Recently Issued Accounting Pronouncements
In June 2011, authoritative guidance that addresses the presentation of comprehensive income in interim and annual reporting of financial statements was issued. The guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Such changes in stockholders’ equity will be required to be disclosed in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively for all periods presented. Early adoption is permitted. This new guidance impacts how the Company reports its comprehensive income only, and will have no effect on its results of operations, financial position or liquidity upon its required adoption by the Company on October 1, 2012.
NOTE 3. RELATED-PARTY TRANSACTIONS
Pre-incorporation Agreement
The Company was formed pursuant to a pre-incorporation agreement. The Company’s President was a party to this agreement and was, upon formation of the Company and in accordance with the pre-incorporation agreement, issued 13,000,000 shares of Company common stock and 2,000,000 warrants to purchase a like number of shares at an exercise price of $.10 per share. The Company received items of personal and intellectual property in exchange for its shares of common stock. The Company’s Board of Directors determined that the aggregate value of the items of property was $13,000, of which $2,517 has been recorded as inventory and $10,483 has been recorded as an intangible asset. The value of the warrants of $1,638 has been included in compensation expense.
The Company’s legal counsel was also a party to the pre-incorporation agreement and is considered a promoter of the Company. Upon formation of the Company and in accordance with the pre-incorporation agreement, the Company’s legal counsel was issued 5,000,000 shares of Company common stock and 2,000,000 warrants to purchase a like number of shares at an exercise price of $.10 per share, in payment of $10,000 in legal services. The value of the warrants of $1,638 has been included in professional fees.

Loans from Shareholders
During the year ended September 30, 2011, the Company obtained unsecured loans from two shareholders in the aggregate amount of $15,000. Each of these loans is evidenced by a promissory note, bears interest at the rate of 8% per annum and is due, as to $10,000, on June 30, 2011, and, as to $5,000, on September 30, 2011. At September 30, 2011, the Company had $155 in accrued interest. During the year ended September 30, 2011, the Company repaid $1,000 of the $10,000 loan, the balance of which remains due and payable. The proceeds of these loans were used for corporate purposes.
Loan from Director
During the year ended September 30, 2011, the Company obtained an unsecured loan from a director in the aggregate amount of $300. This loan is not evidenced by a promissory note and is payable on demand.
NOTE 4. INCOME TAXES
At September 30, 2011, the Company had deferred tax assets principally arising from net operating loss carry-forwards for income tax purposes. The Company calculates its deferred tax assets using the federal tax rate of 35% and the following state tax rates: Louisiana (from 4-8%). Due to its net operating loss and the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.
The actual Federal income tax provision differs from the amount computed by applying the Federal corporate income tax rate of 35% to income before taxes as follows for the years ended September 30, 2011 and 2010:
	2011	2010
Expected federal tax benefit	$(36,637)	$(12,376)
States and local taxes	(6,281)	(2,121)
Non-deductible expenses	6,678	1,909
Change in valuation allowance	36,240	12,588
Income tax expense	$ 0	$ 0
The tax effect of temporary differences that give rise to the deferred tax assets at September 30, 2011 and 2010, are as follows:
	2011	2010
Net operating loss carryforwards	$41,885	$8,259
Intangible assets and other	6,567	3,669
Depreciation	376	660
Valuation allowance	(48,828)	12,588
Net deferred tax assets	$ 0	$ 0
In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income. Management considers projected taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projected taxable losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and thus recorded a valuation allowance against the entire deferred tax asset balance.
At September 30, 2011, the Company had net operating loss carry-forwards of approximately $120,000 for federal income tax purposes. The net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2031, subject to the Tax Reform Act of 1986, which imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. Under such circumstances, the Company’s ability to utilize its net operating losses against future income may be reduced.
A reconciliation of the statutory of federal and state tax rates to the Company’s effective tax rates is as follows:
	2011	2010
Statutory regular federal income tax rate	35%	35%
Statutory regular state income tax rate	4-8%	4-8%
Change in valuation allowance	(100%)	(100%
Net deferred tax assets	0%	0%
NOTE 5. DEPOSITS
At September 30, 2011, deposits, comprised entirely of a utility security deposit, were $603.
NOTE 6. INTANGIBLE ASSETS
The Company’s intangible assets include trademarks, brand names and recipes of its food and coffee products acquired in exchange for the issuance of common stock.
NOTE 7. CAPITAL STOCK
Common Stock Issued for Property
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
Common Stock Issued for Services
The holders of the Company’s common stock currently have (i) equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all of the Company’s assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of the affairs of the Company; (iii) do not have preemptive, subscriptive or conversion rights and there are no redemption or sinking fund provisions or rights applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.
The Company’s Board of Directors is authorized to determine or alter any or all of the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock and, within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares comprising any such series subsequent to the issue of shares of that series, to set the designation of any series, and to provide for rights and terms of redemption, conversion, dividends, voting rights, and liquidation preferences of the shares of any such series.
During the year ended September 30, 2011, the Company issued no shares of its common stock for services to third-party consultants for services.

During the period from Inception through September 30, 2010, the Company issued a total of 7,000,000 shares of its common stock for services to third-party consultants for services, resulting in $20,000 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statements of operations.
The value of the transactions was determined based on value of shares of common stock issued as determined by the board of directors. As there are no performance commitments or penalties for non-performance, the Company recorded the expense at the date of issuance.
Common Stock Issued for Cash
During the year ended September 30, 2011, the Company issued a total of 2,580,000 shares of its common stock for cash in the total amount of $30,550.
During the period from Inception through September 30, 2010, the Company issued a total of 5,200,000 shares of its common stock for cash in the total amount of $37,000.
Subscription Receivable
At September 30, 2010, the Company had not received a total of $15,000 in payment of common stock sold. This amount appears as a subscription receivable on the accompanying balance sheet and statement of stockholders’ equity (deficit). During the year ended September 30, 2011, the Company received all $15,000 in cash associated with such subscription receivable.
NOTE 8. WARRANTS TO PURCHASE COMMON STOCK
Outstanding Stock Warrants
During the year ended September 30, 2011, the Company issued 360,000 stock warrants to purchasers of common stock. The warrants allow the warrant holders to purchase 360,000 shares of common stock at a price of $0.10 per share. The two-year warrants expire in December 2012 (240,000 warrants) and July 2013 (120,000 warrants).
In August and September 2010, the Company issued stock warrants to two related-parties. The President, Mr. David Loflin, was issued 2,000,000 warrants for services rendered in establishing the Company. The law firm of Newlan & Newlan, Counsel to the Company, was issued 2,000,000 warrants for professional services rendered for organizing the Company. Additionally, 1,100,000 warrants were issued to purchasers of common shares during the period from Inception (August 17, 2010) through September 30, 2010. The warrants allow the warrant holders to purchase, in aggregate, 5,100,000 shares of common stock at a price of $0.10 per share. The two-year warrants expire during August 2012 and September 2012. For the period from Inception through September 30, 2010, $1,638 and $1,638 of compensation expense and professional fees, respectively, related to the issuance of the warrants was recognized.
All warrants are fully vested and exercisable at September 30, 2011. A summary of the status and changes of the warrants issued during the period from Inception through September 30, 2011, are as follows:
Warrants	Weighted Average Exercise Price
Outstanding at Inception	-0-	$ -0-
Issued	5,100,000	$0.10
Outstanding at September 30, 2010	5,100,000	$0.10
Issued	360,000	$0.10
Outstanding at September 30, 2011	5,460,000	$0.10
Exercisable at September 30, 2011	5,460,000	$0.10
A summary of the status of the warrants outstanding at September 30, 2011, is presented below:
Warrants Outstanding	Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	5,460,000	1.032 years	$0.10	5,460,000	$0.10
At September 30, 2011, vested warrants of 5,460,000 had an aggregate intrinsic value of $0.
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
The significant weighted average assumptions relating to the valuation of the Company’s options for the year ended September 30, 2011 and 2010, were as follows:

2011	2010
Strike price	$0.01	$0.01
Exercise price	$0.10	$0.10
Dividend yield	0%	0%
Expected life	2 years	2 years
Expected volatility	100%	100%
Risk-free interest rate (2 YR U.S. Treasury)	0.38% to 0.42%	0.37% to 0.58%
NOTE 9. LOANS
Loans from Shareholders
During the year ended September 30, 2011, the Company obtained unsecured loans from two shareholders in the aggregate amount of $15,000. Each of these loans is evidenced by a promissory note, bears interest at the rate of 8% per annum and is due, as to $10,000, on June 30, 2011, and, as to $5,000, on September 30, 2011. At September 30, 2011, the Company had $155 in accrued interest. During the year ended September 30, 2011, the Company repaid $1,000 of the $10,000 loan, the balance of which remains due and payable. The proceeds of these loans were used for corporate purposes.
Loan from Director
During the year ended September 30, 2011, the Company obtained an unsecured loan from a director in the aggregate amount of $300. This loan is not evidenced by a promissory note and is payable on demand.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company’s corporate office is located in Baton Rouge, Louisiana, under a lease that expires January 2013, and requires monthly rental payments of $850 per month. The Company had rental expense under operating leases of $4,770 for the year ended September 30, 2011, and $469 for the period from Inception to September 30, 2010.
NOTE 11. EARNINGS (LOSS) PER SHARE
The Company has adopted ASC 260-10-45-60, which provides for calculation of “basic” and “diluted” earnings per share. The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year. Common stock equivalents at September 30, 2011, consisted of 5,460,000 in warrants. Common stock equivalents at September 30, 2011 and 2010, were considered but were not included in the computation of loss per share at September 30, 2011 and 2010, because they would have been anti-dilutive.
Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Earnings for the Year Ended September 30, 2011:
Basic EPS
Net loss to common shareholders	$(104,039)	26,762,334	$(0.00)
NOTE 12. SUBSEQUENT EVENTS
Loans from Third Party
In October 2011, the Company borrowed $42,500 from a third party, through the issuance of a convertible promissory note, payable in June 2012, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the date of issuance, this promissory note was convertible into an aggregate of approximately 10,000,000 shares of Company common stock.
In November 2011, the Company borrowed $32,500 from a third party, through the issuance of a convertible promissory note, payable in August 2012, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the date of issuance, this promissory note was convertible into an aggregate of approximately 10,000,000 shares of Company common stock.
Common Stock Issued for Services
Subsequent to September 30, 2011, the Company has issued a total of 1,250,000 shares of its common stock to third-party consultants for services. These shares were valued at $25,000, in the aggregate.

Amendment of Articles of Incorporation
Effective November 17, 2011, the Company filed an articles of amendment to its articles of incorporation. Pursuant to this amendment, the Company increased the authorized number of shares of its common stock from 50,000,000 to 500,000,000.
Contribution of Assets; New Business Segment
In December 2011, the U.S. Department of Justice (“Justice”) issued an opinion that sparked renewed hope for, and interest in, the development of online, intrastate poker in the United States. In fact, prior to Justice’s opinion, the State of Nevada had passed legislation that would allow for companies to offer online poker and the new ruling may allow that state to proceed with an intrastate online poker offering for its citizens. Also, earlier in 2011, the Nevada Gaming Control Board announced that certain companies had applied for licenses, but that the Board was holding off until the federal government announced a stance. With the change in Justice’s opinion, that Nevada regulatory body may be able to move forward with offering online intrastate poker to Nevada residents.
In response to this circumstance, in January 2012, one of the Company’s directors assigned to the Company, as a contribution to capital, certain assets useful in the operation of an online poker website; the Company’s board of directors accepted such assigned assets, which were not assigned any value for financial reporting purposes.
Included in the contributed assets is the website known as TouchPoker.com and the software required to run the online poker operations. Until such time as the Company obtains the necessary licensing, the TouchPoker.com website will feature free Texas Hold ‘em virtual tables and, currently, is a for-entertainment-only site, legal for all users, including those in the United States.
It is the Company’s intention to seek a license for intrastate online poker in one or more jurisdictions.