Form 10-Q
period 2011-12-31
LOUISIANA FOOD Co
filed 2012-04-13
CIK 1500894

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2011
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 333-169924

Louisiana Food Company
(Exact name of registrant as specified in its charter)

	NEVADA	27-3257760
	(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of April 9, 2012, there were 29,530,000 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
Louisiana Food Company
Balance Sheets as of December 31, 2011 (unaudited), and September 30, 2011	3
Statements of Operations For the Three Months Ended December 31, 2011 and 2010, and the Period from Inception (August 17, 2010) to December 31, 2011	4
Statements of Cash Flows For the Three Months Ended December 31, 2011 and 2010, and the Period from Inception (August 17, 2010) to December 31, 2011	5
Notes to Financial Statements	6

	LOUISIANA FOOD COMPANY (A Development Stage Company)
BALANCE SHEETS
	December 31, 2011, and September 30, 2011
	12/31/11 (unaudited)	9/30/11
ASSETS
Current assets
Cash and cash equivalents	$200	$500
Inventory	3,389	3,389
Deposits	603	603
Total current assets	4,192	4,492
Equipment, net of accumulated depreciation of $880 and $715	1,913	2,078
Intangible assets	10,483	10,483
Total assets	$16,588	$17,053
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$3,713	$820
Accounts payable and accrued expenses	6,830	17,551
Accrued rent	850	2,650
Accrued interest	2,246	445
Notes payable - shareholders	14,000	14,000
Loan payable - director	300	300
Convertible debt, net	29,659	---
Total current liabilities	57,598	35,766
Commitments and contingencies	–	–
Stockholders’ deficit
Preferred stock, $.001 par value: 5,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2011, and September 30, 2011	$ ---	$ ---
Common stock, $.001 par value: 500,000,000 shares authorized; 29,530,000 and 28,820,000 shares issued and outstanding as of December 31, 2011, and September 30, 2011, respectively	29,530	28,280
Additional paid-in capital	178,160	93,046
Deficit accumulated during development stage	(248,700)	(140,039)
Total stockholders’ deficit	(41,010)	(18,713)
Total liabilities and stockholders’ deficit	$16,588	$17,053
The accompanying notes are an integral part of these statements.

	LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2011 and 2010, and the Period from Inception (August 17, 2010) to December 31, 2011
	Three Months Ended 12/31/11 (unaudited)	Three Months Ended 12/31/10 (unaudited)	Period from Inception (8/17/10) to 12/31/11 (unaudited)
Revenues	$ ---	$668	$9,142
Cost of sales	---	(234)	(3,532)
Gross profit	---	434	5,610
Expenses:
Compensation	---	---	14,380
Consulting	24,855	12,520	46,575
Legal and professional	4,411	3,500	33,999
Depreciation and amortization	165	167	880
Corporate expenses	44,080	3,344	80,346
Rent	2,550	1,725	7,789
General and administrative	13,793	19,527	50,525
Total operating expenses	89,854	40,783	234,494
Other expenses
Other expense	983	---	1,547
Interest expense	17,824	---	18,269
Total other expenses	18,807	---	19,816
Loss before income taxes	(108,661)	(40,349)	(248,700)
Provision for income taxes	---	---	---
Net loss	$(108,661)	$(40,349)	$(248,700)
Loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic and diluted	29,190,326	26,162,667
The accompanying notes are an integral part of these statements.

	LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2011 and 2010, and the Period from Inception (August 17, 2010) to December 31, 2011
	Three Months Ended 12/31/11 (unaudited)	Three Months Ended 12/31/10 (unaudited)	Period from Inception (8/17/10) to 12/31/11 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(108,661)	$(40,349)	$(248,700)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	165	167	880
Bad debt expense	---	---	8,280
Non-cash operating expenses	41,023	---	66,799
(Increase) in accounts receivable	---	(543)	(8,280)
(Increase) in deposits	---	---	(603)
(Increase) decrease in inventory	---	---	(872)
Increase (decrease) in accounts payable and accrued expenses	(10,720)	---	9,926
Net cash used for operating activities	(78,193)	(40,725)	(172,570)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	---	---	(2,793)
Net cash used in investing activities	---	---	(2,793)
CASH FLOWS FROM FINANCING ACTIVITIES
Overdrafts	2,893	---	3,713
Proceeds from sale of common stock for cash	---	15,600	82,550
Subscription receivable	---	15,000	---
Proceeds from notes payable - shareholders	---	---	14,000
Proceeds from advance - director	---	---	300
Proceeds from convertible notes payable	75,000	---	75,000
Net cash provided by financing activities	77,893	30,600	175,563
NET CHANGE IN CASH	(300)	(10,125)	200
Cash, beginning of period	500	22,353	---
Cash, end of period	$200	$12,228	$200
The accompanying notes are an integral part of these statements.

	LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2011 and 2010, and the Period from Inception (August 17, 2010) to December 31, 2011 (cont.)
	Three Months Ended 12/31/11 (unaudited)	Three Months Ended 12/31/10 (unaudited)	Period from Inception (8/17/10) to 12/31/11 (unaudited)
Supplemental disclosure:
Interest paid	$---	$---	$---
Income taxes paid	$---	$---	$---
Stock issued for services	$25,000	$---	$45,000
Stock issued for inventory and intangible asset	$---	$---	$13,000
Stock issued for bonus	$---	$---	$2,500
Warrants issued for services	$---	$---	$3,276
Beneficial conversion feature of convertible notes payable	$61,364	$---	$61,364
The accompanying notes are an integral part of these statements.

LOUISIANA FOOD COMPANY (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 (unaudited)
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
In January 2012, one of the Company’s directors contributed assets useful in the operation of an online poker website. See Note 10. Subsequent Events.
Liquidity and Management Plans
At December 31, 2011, the Company had cash and cash equivalents of $200, a working capital deficit of $53,406 and an accumulated deficit during the development stage of $248,700. The Company lacks sufficient cash with which to operate and will be unable to engage in meaningful operations unless and until it obtains additional cash. Management has minimized its monthly expenses and suspended discretionary expenditures. The Company is seeking additional debt and/or equity funds to support operations from private parties. Management is unable to predict whether the Company will obtain to meet even its basic future working capital needs.
Going Concern
The Company has incurred losses totaling $248,700 from its Inception through December 31, 2011, and had a working capital deficit at December 31, 2011. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital through private debt and/or equity funding transactions
There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing to support the Company’s working capital requirements. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations or execute its business plan.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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
NOTE 3. RELATED-PARTY TRANSACTIONS
During Fiscal 2011, one of the Company’s directors advanced the Company $300 on account. This amount is reflected on the accompanying balance sheet. Also during Fiscal 2011, two shareholders loaned the Company a total net amount of $14,000, through the issuance of promissory notes now due and payable, bearing interest at 8% per annum until paid. These $14,000 in loans payable to shareholders is reflected on the accompanying balance sheet.
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
NOTE 4. DEPOSITS
At December 31, 2011, and September 30, 2011, deposits, comprised entirely of a utility security deposit, were $603.
NOTE 5. INTANGIBLE ASSETS
The Company’s intangible assets include trademarks, brand names and recipes of its food and coffee products acquired in exchange for the issuance of common stock. The Company’s intangible assets are not amortized because they have indefinite lives.
NOTE 6. CAPITAL STOCK
Amendment of Articles of Incorporation
Effective November 17, 2011, the Company filed an amendment to its articles of incorporation. Pursuant to this amendment, the Company increased the authorized number of shares of its common stock from 50,000,000 to 500,000,000.
Common Stock Issued for Property
During the three months ended December 31, 2011, the Company did not issue shares of its common stock for property. During the period from Inception through September 30, 2010, the Company issued 13,000,000 shares of its common stock for items of personal and intangible property. Specifically, the Company received goods and recipes useful in its specialty food business. The Company’s Board of Directors determined that the aggregate value of the items of property was $13,000, of which $2,517 was determined to be inventory and $10,483 was determined to be recipes and brand names.
Common Stock Issued for Services
During the three months ended December 31, 2011, the Company issued a total of 1,250,000 shares of its common stock to third-party consultants for services. These shares were valued at $25,000, in the aggregate.
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
Common Stock Issued for Cash
During the three months ended December 31, 2011, the Company did not issue shares of its common stock for cash.
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
NOTE 7. WARRANTS TO PURCHASE COMMON STOCK
Outstanding Stock Warrants
During the three months ended December 31, 2011, the Company did not issue warrants to purchase shares of its common stock.
In July 2011, the Company issued 120,000 stock warrants to a purchaser of common stock. The warrants allow the warrant holder to purchase 120,000 shares of common stock at a price of $0.10 per share. The two-year warrants expire in July 2013.
In December 2010, the Company issued 240,000 stock warrants to a purchaser of common stock. The warrants allow the warrant holder to purchase 240,000 shares of common stock at a price of $0.10 per share. The two-year warrants expire in December 2012.
In August and September 2010, the Company issued warrants to two related-parties. The Company’s President was issued 2,000,000 warrants for services rendered in establishing the Company. The Company’s legal counsel was issued 2,000,000 warrants for professional services rendered for organizing the Company. Additionally, 1,100,000 warrants were issued to purchasers of common shares during the period from Inception (August 17, 2010) through September 30, 2010. The warrants allow the warrant holders to purchase, in aggregate, 5,100,000 shares of common stock at a price of $0.10 per share. The two-year warrants expire during August 2012 and September 2012. All warrants are fully vested and exercisable at December 31, 2010.
A summary of the status and changes of the warrants issued during the period from September 30, 2011, through December 31, 2011, is as follows:
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,460,000	$0.10
Issued	-0-	-0-
Exercised	-0-	-0-
Forfeited	-0-	-0-
Expired	-0-	-0-
Outstanding at end of period	5,460,000	$0.10
Exercisable at end of period	5,460,000	$0.10

A summary of the status of the warrants outstanding at December 31, 2011, is presented below:
Warrants Outstanding	Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	5,460,000	.75 years	$0.10	5,460,000	$0.10
At December 31, 2011, vested warrants of 5,340,000 had an aggregate intrinsic value of $-0-.
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
The significant weighted average assumptions relating to the valuation of the Company’s options for the period ended December 31, 2011, were as follows:
Grant price	$0.01
Strike price	$0.10
Dividend yield	0%
Expected life	2 years
Expected volatility	100%
Risk-free interest rate (2 YR U.S. Treasury)	0.37% to 0.58%
NOTE 8. CONVERTIBLE NOTES PAYABLE
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
In November 2011, the Company borrowed $32,500 from a third party, through the issuance of a convertible promissory note, payable in August 2012, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the date of issuance, this promissory note was convertible into an aggregate of approximately 2,200,000 shares of Company common stock.
The Company recorded the convertible notes payable and accrued interest net of discount for the value of the beneficial conversion feature totaling $61,364. This discount related to the beneficial conversion feature is amortized as additional interest expense in the accompanying statements of operations and the amortization totaled $16,023 for the three months ended December 31, 2011. The outstanding balance on the convertible notes payable was $75,000, less a discount of $45,341 at December 31, 2011.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company’s corporate office is located in Baton Rouge, Louisiana, under a lease that expires January 2013, and requires monthly rental payments of $850 per month. The Company had rental expense under operating leases of $2,550 during the three months ended December 31, 2011.
NOTE 10. SUBSEQUENT EVENT
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
Loan from Third Party
In February 2012, the Company borrowed $14,690 from a third party, through the issuance of a convertible promissory note, payable in June 2012, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the date of issuance, this promissory note was convertible into an aggregate of approximately 3,000,000 shares of Company common stock. The proceeds of this loan will be used to pay current and future professional fees.

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

Cautionary Statement

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2011, and the financial statements for the three months ended December 31, 2011, included elsewhere herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

In January 2012, one of our directors assigned to our company, as a contribution to capital, certain assets useful in the operation of an online poker website, as a means of enhancing shareholder value. See “Recent Event” below.

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

In order to accelerate the growth of our business, we will need to obtain additional capital. We intend to apply additional capital, as and if obtained, to the pursuit of national retail accounts, the expansion of our Charter Independent Distributor Program, the and to the expansion of sales through our web site, primarily through Internet advertising strategies.

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

Included in the contributed assets is the website known as TouchPoker.com and the software required to run the online poker operations. Until such time as we obtain the necessary licensing, the TouchPoker.com website will feature free Texas Hold ’em virtual tables and, currently, is a for-entertainment-only site, legal for all users, including those in the United States.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

• our level of available capital, which has been significantly impaired during the past several months;

• our ability to maintain, on commercially reasonable terms, the supply of our packaged dry products and our coffee products;

• our ability to expand the channels of distribution for our specialty food products;

• our ability to attract new and repeat customers to our online store; and

• our ability to contain our costs of goods sold and maintain our law overheard.

Based on our current business plan, we expect to incur operating losses for at least the first three quarters of Fiscal 2012. However, because our specialty food products are new, we cannot predict the levels of our future sales.

To date, we have sold our specialty food products to only a small number of customers. We do not have a formal relationship with any of our customers and they may, in their sole discretion and without penalty, cease purchasing our specialty food products. Our only other channel of distribution is through our website, which has generated only a small level of sales revenues.

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

Results of Operations

Three Months Ended December 31, 2011 (“Current Period”) versus Three Months Ended December 31, 2010 (“Prior Period”). Due to our lack of capital, during the Current Period, we generated no revenues from sales of our specialty food products; no revenues were generated during the Prior Period. We expect that our revenues will increase during the remainder of Fiscal 2012, assuming we obtain a small level of additional capital. However, due to our current lack of available capital with which to market our products, we cannot predict the exact levels of sales of specialty food products.

For the Current Period, we incurred a net loss of $108,661 compared to a net loss of $40,349 for the Prior Period. Our operations for the Current Period were negatively impacted by a lack of capital with which to market our specialty food products. Our operations for the Prior Period reflect the fact that we were in the process of preparing to begin the marketing of our specialty food products.

During the Current Period we issued a total of 1,250,000 shares of our common stock to third-party consultants. These shares were valued at $25,000 in the aggregate. We did not issue shares of our common stock in payment of services during the Prior Period. It is possible that, if we lack the cash needed to obtain necessary services in the future, we would issue additional shares of common stock in payment thereof. By issuing common stock in payment of these necessary services, we would be able to better preserve our then-available cash.

Plan of Operations

Our Plan of Operations for our specialty food products, which is detailed in the following paragraphs, generally involves the development of distribution channels for our specialty food products, as well as our locating food-related business opportunities in the State of Louisiana.

We have developed the following specialty food products:

Packaged Dry Products: Our Jammin’ Jambalaya, Acadiana Dirty Rice, Bayou Moon Jamasta, Breaux Bridge Etouffee, Fais do-do Gumbo and Bon Temps Lou’siana Fry are currently available to purchasers. We expect that our Red Stick Red Beans, Elysian Fields Black-Eyed Peas and Pirogue Rice will be available during the second quarter of 2012.

Sauce Products: We expect that our The Quarter’s Pasta Sauce and The Quarter’s Creole Sauce will be available to purchasers during the second quarter of 2012.

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

Liquidity

As at December 31, 2011.

Working Capital. At December 31, 2011, we had a working capital deficit of $53,406 and a cash balance of $200. Since our inception, we have raised a total of $82,550 from private sales of our common stock and obtained a total of $89,300 in loans from shareholders and third parties. Our cash position will not improve unless and until we obtain additional capital, of which there is no assurance. Currently, we are seeking additional funding from private sources.

Cash Flows. For the three months ended December 31, 2011, we used $78,193 in our operating activities. Our investing activities used $-0- in cash. Our financing activities provided $77,893 in cash, which we received from loans from shareholders and third parties.

Contractual Obligations

To date, we have not entered into any significant long-term obligations that require us to make monthly cash payments, except the lease agreement for our corporate headquarters and commercial kitchen facility, which expires in January 2013. Our monthly obligation under this lease is $850.

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

Uncertainties and Trends

Our operations and revenues are dependent, now and in the future, upon the following factors:

• whether we successfully commercialize our new specialty food products;

• whether we compete effectively in the severely competitive food industry;

•	whether the continuing economic recession in the United States will adversely affect our ability to attract customers to our specialty food products; and
•	our ability to obtain a gaming license for our online poker business segment.

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

Capital Expenditures

During the three months ended December 31, 2011, we made minimal capital expenditures. Should we obtain at least $50,000 in additional funding, we expect to purchase selected items of equipment for use in the production of our specialty food products, including product packaging equipment. However, we cannot predict the exact amount of these potential capital expenditures.

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2011, we did not issue unregistered securities that have not been reported previously.

Subsequent to December 31, 2011, we issued unregistered securities, as follows:

1. (a) Securities Sold. In February 2012, we issued a $14,690 principal amount convertible promissory note, bearing interest at 8% per annum and payable on demand; (b) Underwriter or Other Purchasers. Such convertible promissory note was issued to Asher Enterprises, Inc.; (c) Consideration. Such convertible promissory note was issued pursuant to a securities purchase agreement; (d) Exemption from Registration Claimed. The convertible promissory note is exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering; and (e) Terms of Conversion or Exercise. The convertible promissory note may be converted into shares of common stock at a variable rate based on then-current market prices.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On November 16, 2011, holders of a majority of our outstanding shares took action by written consent in lieu of a meeting, whereby such persons approved an increase in the authorized number of shares of our common stock from 50,000,000 to 500,000,000.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1 *	Securities Purchase Agreement between Registrant and Asher Enterprises, Inc.
10.2 *	Convertible Promissory Note, $14,690 face amount.
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: April 13, 2012.	LOUISIANA FOOD COMPANY

	By:	/s/ WADDELL D. LOFLIN
Waddell D. Loflin, Vice President and Acting Chief Financial Officer

	By:	/s/ DAVID LOFLIN
David Loflin, President