Form 10-Q/A
period 2011-12-31
LOUISIANA FOOD Co
filed 2012-04-16
CIK 1500894

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q/A
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

Date: April 16, 2012.	LOUISIANA FOOD COMPANY

	By:	/s/ WADDELL D. LOFLIN
Waddell D. Loflin, Vice President and Acting Chief Financial Officer

	By:	/s/ DAVID LOFLIN
David Loflin, President