Form 10-Q
period 2012-03-31
LOUISIANA FOOD Co
filed 2012-05-11
CIK 1500894

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 333-169924

Louisiana Food Company
(Exact name of registrant as specified in its charter)

	NEVADA	27-3257760
	(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of May 3, 2012, there were 31,000,588 shares of the issuer’s common stock outstanding.

1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
Louisiana Food Company
Balance Sheets as of March 31, 2012 (unaudited), and September 30, 2011	3
Statements of Operations For the Three and Six Months Ended March 31, 2012 and 2011, and the Period from Inception (August 17, 2010) to March 31, 2012	4
Statements of Cash Flows For the Six Months Ended March 31, 2012 and 2011, and the Period from Inception (August 17, 2010) to March 31, 2012	5
Notes to Financial Statements	7

2

	LOUISIANA FOOD COMPANY (A Development Stage Company)
BALANCE SHEETS
	March 31, 2012, and September 30, 2011
	3/31/12 (unaudited)	9/30/11
ASSETS
Current assets
Cash and cash equivalents	$91	$500
Inventory	3,389	3,389
Deposits	603	603
Total current assets	4,083	4,492
Equipment, net of accumulated depreciation of $1,045 and $715	1,748	2,078
Intangible assets	10,483	10,483
Total assets	$16,314	$17,053
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$4,177	$820
Accounts payable and accrued expenses	9,000	17,551
Accrued rent	3,400	2,650
Accrued interest	4,168	445
Notes payable - shareholders	14,000	14,000
Loan payable - director	300	300
Convertible debt, net	56,221	---
Total current liabilities	91,266	35,766
Commitments and contingencies	–	–
Stockholders’ deficit
Preferred stock, $.001 par value: 5,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2012, and September 30, 2011	$ ---	$ ---
Common stock, $.001 par value: 500,000,000 shares authorized; 29,530,000 and 28,820,000 shares issued and outstanding as of March 31, 2012, and September 30, 2011, respectively	29,530	28,280
Additional paid-in capital	192,756	93,046
Deficit accumulated during development stage	(297,238)	(140,039)
Total stockholders’ deficit	(74,952)	(18,713)
Total liabilities and stockholders’ deficit	$16,314	$17,053
The accompanying notes are an integral part of these statements.

3

	LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2012 and 2011, and the Period from Inception (August 17, 2010) to March 31, 2012
	Three Months Ended 3/31/12 (unaudited)	Three Months Ended 3/31/11 (unaudited)	Six Months Ended 3/31/12 (unaudited)	Six Months Ended 3/31/11 (unaudited)	Period from Inception (8/17/10) to 3/31/12 (unaudited)
Revenues	$ ---	$8,561	$ ---	$9,142	$9,142
Cost of sales	---	(3,052)	---	(3,532)	(3,532)
Gross profit	---	5,509	---	5,610	5,610
Expenses:
Compensation	---	---	---	---	14,380
Consulting	---	3,637	24,855	16,157	46,575
Legal and professional	4,279	5,000	8,690	8,500	38,278
Depreciation and amortization	165	166	330	333	1,045
Corporate expenses	1,854	741	45,934	4,085	82,200
Rent	2,550	395	5,100	2,120	10,339
General and administrative	11,571	4,304	25,364	23,498	62,096
Total operating expenses	20,419	14,243	110,273	54,693	254,913
Other expenses
Other expense	(561)	---	422	---	986
Interest expense	28,680	---	46,504	---	46,949
Total other expenses	28,119	---	46,926	---	47,935
Loss before income taxes	(48,538)	(8,734)	(157,199)	(49,083)	(297,238)
Provision for income taxes	---	---	---	---	---
Net loss	$(48,538)	$(8,734)	$(157,199)	$(49,083)	$(297,238)
Loss per share:
Basic and diluted	$(0.002)	$(0.00)	$(0.005)	$(0.00)
Weighted average number of shares outstanding:
Basic and diluted	29,530,000	27,080,000	29,370,277	25,931,333
The accompanying notes are an integral part of these statements.

4

	LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2012 and 2011, and the Period from Inception (August 17, 2010) to March 31, 2012
	Six Months Ended 3/31/12 (unaudited)	Six Months Ended 3/31/11 (unaudited)	Period from Inception (8/17/10) to 3/31/12 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(157,199)	$(49,083)	$(297,238)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	330	333	1,045
Bad debt expense	---	---	8,280
Non-cash operating expenses	67,491	---	93,267
(Increase) in accounts receivable	---	(8,561)	(8,280)
(Increase) in deposits	---	---	(603)
(Increase) decrease in inventory	---	1,642	(872)
Increase (decrease) in accounts payable and accrued expenses	(4,078)	2,000	16,568
Net cash used for operating activities	(93,456)	(53,669)	(187,833)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	---	---	(2,793)
Net cash used in investing activities	---	---	(2,793)
CASH FLOWS FROM FINANCING ACTIVITIES
Overdrafts	3,357	1,116	4,177
Proceeds from sale of common stock for cash	---	15,600	82,550
Subscription receivable	---	15,000	---
Proceeds from notes payable - shareholders	---	---	14,000
Proceeds from advance - director	---	---	300
Proceeds from convertible notes payable	89,690	---	89,690
Net cash provided by financing activities	93,047	31,716	190,717
NET CHANGE IN CASH	(409)	(21,953)	91
Cash, beginning of period	500	22,353	---
Cash, end of period	$91	$400	$91
The accompanying notes are an integral part of these statements.

5

	LOUISIANA FOOD COMPANY (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2012 and 2011, and the Period from Inception (August 17, 2010) to March 31, 2012 (cont.)
	Six Months Ended 3/31/12 (unaudited)	Six Months Ended 3/31/11 (unaudited)	Period from Inception (8/17/10) to 3/31/12 (unaudited)
Supplemental disclosure:
Interest paid	$---	$---	$---
Income taxes paid	$---	$---	$---
Stock issued for services	$25,000	$---	$45,000
Stock issued for inventory and intangible asset	$---	$---	$13,000
Stock issued for bonus	$---	$---	$2,500
Warrants issued for services	$---	$---	$3,276
Beneficial conversion feature of convertible notes payable	$75,960	$---	$75,960
The accompanying notes are an integral part of these statements.

6

LOUISIANA FOOD COMPANY (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012 (unaudited)
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
In January 2012, one of the Company’s directors contributed assets useful in the operation of an online poker website. See Note 10. Contribution of Assets; New Business Segment.
Liquidity and Management Plans
At March 31, 2012, the Company had cash and cash equivalents of $91, a working capital deficit of $87,183 and an accumulated deficit during the development stage of $297,238. The Company lacks sufficient cash with which to operate and will be unable to engage in meaningful operations unless and until it obtains additional cash. Management has minimized its monthly expenses and suspended discretionary expenditures. The Company is seeking additional debt and/or equity funds to support operations from private parties. While management has received oral assurances of further debt financing during the second quarter of calendar 2012, management is unable to predict whether the Company will obtain funds that will permit it to meet even its basic future working capital needs.
Going Concern
The Company has incurred losses totaling $297,238 from its Inception through March 31, 2012, and had a working capital deficit at March 31, 2012. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital through private debt and/or equity funding transactions
There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing to support the Company’s working capital requirements. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations or execute its business plan.
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
Reclassification Reclassification of certain prior-year amounts has been made to conform to the current year’s classification in the statements of operations.
NOTE 3. RELATED-PARTY TRANSACTIONS In January 2012, one of the Company’s directors assigned to the Company, as a contribution to capital, certain assets useful in the operation of an online poker website; the Company’s board of directors accepted such assigned assets, which were not assigned any value for financial reporting purposes. Included in the contributed assets is the website known as TouchPoker.com and the software required to run the online poker operations. See Note 10. Contribution of Assets; New Business Segment.
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
The Company was formed pursuant to a pre-incorporation agreement. The Company’s President was a party to this agreement and was, upon formation of the Company and in accordance with the pre-incorporation agreement, issued 13,000,000 shares of Company common stock and 2,000,000 warrants to purchase a like number of shares at an exercise price of $.10 per share. The Company received items of personal and intellectual property in exchange for its shares of common stock. The Company’s Board of Directors determined that the aggregate value of the items of property was $13,000, of which $2,517 has been recorded as inventory and $10,483 has been recorded as an intangible asset. The value of the warrants of $1,638 has been included in compensation expense, during the period from Inception to March 31, 2012.
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
NOTE 4. DEPOSITS
At March 31, 2012, and September 30, 2011, deposits, comprised entirely of a utility security deposit, were $603.
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
Common Stock Issued for Property
During the six months ended March 31, 2012 and 2011, the Company did not issue shares of its common stock for property. During the period from Inception through September 30, 2010, the Company issued 13,000,000 shares of its common stock for items of personal and intangible property. Specifically, the Company received goods and recipes useful in its specialty food business. The Company’s Board of Directors determined that the aggregate value of the items of property was $13,000, of which $2,517 was determined to be inventory and $10,483 was determined to be recipes and brand names.
Common Stock Issued for Services
During the six months ended March 31, 2012, the Company issued a total of 1,250,000 shares of its common stock to third-party consultants for services. These shares were valued at $25,000, in the aggregate.
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
Common Stock Issued for Cash
During the six months ended March 31, 2012, the Company did not issue shares of its common stock for cash.
During the six months ended March 31, 2011, the Company completed a private offering of its common stock. In this private offering, the Company sold 180,000 shares of its common stock for cash in the aggregate amount of $3,600, or $.02 per share. Also, the Company issued 1,200,000 shares of its common stock for cash in the total amount of $12,000.
During the period from Inception through September 30, 2010, the Company issued a total of 5,200,000 shares of its common stock for cash in the total amount of $52,000.
NOTE 7. WARRANTS TO PURCHASE COMMON STOCK
Outstanding Stock Warrants
During the six months ended March 31, 2012, the Company did not issue warrants to purchase shares of its common stock.
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
A summary of the status and changes of the warrants issued during the period from September 30, 2011, through March 31, 2012, is as follows:
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,460,000	$0.10
Issued	-0-	-0-
Exercised	-0-	-0-
Forfeited	-0-	-0-
Expired	-0-	-0-
Outstanding at end of period	5,460,000	$0.10
Exercisable at end of period	5,460,000	$0.10

A summary of the status of the warrants outstanding at March 31, 2012, is presented below:
Warrants Outstanding	Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	5,460,000	.75 years	$0.10	5,460,000	$0.10
At March 31, 2012, vested warrants of 5,340,000 had an aggregate intrinsic value of $-0-.
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
The significant weighted average assumptions relating to the valuation of the Company’s options for the period ended March 31, 2012, were as follows:
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
The Company recorded the convertible notes payable and accrued interest net of discount for the value of the beneficial conversion feature totaling $75,960. This discount related to the beneficial conversion feature is amortized as additional interest expense in the accompanying statements of operations and the amortization totaled $42,491 for the six months ended March 31, 2012. The outstanding balance on the convertible notes payable was $89,690, less a discount of $33,469 at March 31, 2012.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company’s corporate office is located in Baton Rouge, Louisiana, under a lease that expires January 2013, and requires monthly rental payments of $850 per month. The Company had rental expense under operating leases of $5,100 during the six months ended March 31, 2012.

NOTE 10. CONTRIBUTION OF ASSETS; NEW BUSINESS SEGMENT
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
NOTE 11. SUBSEQUENT EVENT
Partial Conversion of Convertible Promissory Note
In October 2011, the Company borrowed $42,500 from a third party through the issuance of a convertible promissory note, convertible into a number of shares based on the market price of the Company’s common stock. In April 2012, $2,500 of the principal amount of such convertible note was converted into 1,470,588 shares of the Company’s common stock.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Statement

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2012, and the financial statements for the six months ended March 31, 2012, included elsewhere herein. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

At such time as we begin to expend capital on this future business segment, we will begin to disclose this new online business as a separate segment.

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

Based on our current business plan, we expect to incur operating losses for all of Fiscal 2012. However, because our specialty food products are new, we cannot predict the levels of our future sales.

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

Results of Operations

Six Months Ended March 31, 2012 (“Current Period”) versus Six Months Ended March 31, 2011 (“Prior Period”). Due to our lack of capital, during the Current Period, we generated no revenues from sales of our specialty food products; revenues of $9,142 were generated during the Prior Period. However, $8,280 of this amount was written off as a bad debt expense in a subsequent period. We expect that our revenues will increase during the remainder of Fiscal 2012, assuming we obtain a small level of additional capital. However, due to our current lack of available capital with which to market our products, we cannot predict the exact levels of sales of specialty food products.

For the Current Period, we incurred a net loss of $157,199 compared to a net loss of $49,083 for the Prior Period. Our operations for the Current Period were negatively impacted by a lack of capital with which to market our specialty food products. Our operations for the Prior Period reflect the fact that we were in the process of preparing to begin the marketing of our specialty food products.

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

Liquidity

As at March 31, 2012.

Working Capital. At March 31, 2012, we had a working capital deficit of $87,183 and a cash balance of $91. Since our inception, we have raised a total of $82,550 from private sales of our common stock and obtained a total of $103,990 in loans from shareholders and third parties. Our cash position will not improve unless and until we obtain additional capital, of which there is no assurance. Currently, we are seeking additional funding from private sources.

Cash Flows. For the six months ended March 31, 2012, we used $93,456 in our operating activities. Our investing activities used $-0- in cash. Our financing activities provided $93,047 in cash, which we received from loans from shareholders and third parties.

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

Capital Expenditures

During the six months ended March 31, 2012, we made minimal capital expenditures. We cannot predict whether we will be successful in obtaining additional capital with which to make capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.Controls and Procedures.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, we did not issue unregistered securities that have not been reported previously.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Submission of Matters to a Vote of Security Holders.

On November 16, 2011, holders of a majority of our outstanding shares took action by written consent in lieu of a meeting, whereby such persons approved an increase in the authorized number of shares of our common stock from 50,000,000 to 500,000,000.

Item 5.Other Information.

None.

Item 6.Exhibits.

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

Date: May 11, 2012.	LOUISIANA FOOD COMPANY

	By:	/s/ WADDELL D. LOFLIN
Waddell D. Loflin, Vice President and Acting Chief Financial Officer

	By:	/s/ DAVID LOFLIN
David Loflin, President

